Form 10-Q
period 2021-03-31
ECP Environmental Growth Opportunities Corp.
filed 2021-05-24
CIK 1832351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40032

ECP Environmental Growth Opportunities Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-3692788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Beechwood Road

Summit, New Jersey 07901

(Address of Principal Executive Offices, Zip Code)

(973) 671-6100

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-quarter of one warrant	ENNVU	The NASDAQ Stock Market LLC

Class A common stock, par value $0.0001 per share	ENNV	The NASDAQ Stock Market LLC

Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	ENNVW	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of May 23, 2021, there were 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ECP Environmental Growth Opportunity Corp.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ECP Environmental Growth Opportunities Corp.

Condensed Balance Sheets

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash	$479,301	$24,980
Prepaid expenses	725,543	—
Total current assets	1,204,844	24,980
Deferred offering costs associated with public offering	—	369,379
Marketable securities held in Trust Account	345,009,612	—
Other assets	626,153	—
Total assets	$346,840,609	$394,359

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$123,625	$100,187
Franchise tax payable	50,000	—
Accrued offering costs	44,089	269,192
Payable to related party	5,274	—
Total current liabilities	222,988	369,379
Warrant liabilities	14,692,363	—
Deferred underwriting commission	12,075,000	—
Total liabilities	26,990,351	369,379

Commitments and Contingencies (Note 5)
Class A common stock, $0.0001 par value, subject to possible redemption; 31,485,025 shares at redemption value	314,850,250	—

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—

Class A common stock, $0.0001 par value, 100,000,000 shares authorized; 3,014,975 shares and -0- shares issued and outstanding (excluding 31,485,025 shares and -0- shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	301	—

Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	863	863

Additional paid-in capital	—	24,137
Retained earnings (accumulated deficit)	4,998,844	(20)
Total stockholders' equity	5,000,008	24,980
Total liabilities and stockholders' equity	$346,840,609	$394,359

The accompanying notes are an integral part of these unaudited condensed financial statements

ECP Environmental Growth Opportunities Corp.

Condensed Statement of Operations

(Unaudited)

Three Months Ended
March 31, 2021
General and administrative	$235,544
Franchise tax expense	50,000
Loss from operations	(285,544)
Other Income (Expense):
Change in fair value of warrant liabilities	9,055,313
Offering costs allocated to derivative warrant liabilities	(750,742)
Interest and dividends earned on marketable securities held in Trust Account	9,612
Net income	$8,028,639
Weighted average shares outstanding of Class A redeemable common stock, basic and diluted	30,625,007
Basic and diluted net earnings per share of redeemable common stock, Class A	$0.00
Weighted average shares outstanding of Class A and B non-redeemable common stock, basic and diluted	10,754,314
Basic and diluted net earnings per share of non-redeemable common stock, Class A and B	$0.74

The accompanying notes are an integral part of these unaudited condensed financial statements

ECP Environmental Growth Opportunities Corp.

Condensed Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2021

(Unaudited)

	Common Stock
	Class A		Class B		Additional	Retained Earnings	Total
					Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance as of January 1, 2021	—	$—	8,625,000	$863	$24,137	$(20)	$24,980
Sale of Units in initial public offering, less fair value of public warrants	34,500,000	3,450	—	—	332,115,975	—	332,119,425
Offering costs	—	—	—	—	(18,855,685)		(18,855,685)
Excess of cash received over fair value of warrants sold to Sponsor in private placement	—	—	—	—	41,360	—	41,360
Forward purchase warrants	—	—	—	—	(1,508,461)	—	(1,508,461)
Common stock subject to possible redemption	(31,485,025)	(3,149)	—	—	(314,847,101)	—	(314,850,250)
Reclassification of deficit to retained earnings	—	—	—	—	3,029,775	(3,029,775)	—
Net income	—	—	—	—	—	8,028,639	8,028,639
Balance as of March 31, 2021	3,014,975	$301	8,625,000	$863	$—	$4,998,844	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements

ECP Environmental Growth Opportunities Corp.

Condensed Statement of Cash Flows

(Unaudited)

For the three
months ended
March 31, 2021
Cash Flows from Operating Activities:
Net Income	$8,028,639
Adjustments to reconcile net income to net cash used in operating activities
Change in fair value of warrant liabilities	(9,055,313)
Offering costs allocated to derivative warrant liabilities	750,742
Interest and dividends earned on marketable securities held in Trust Account	(9,612)
General and administrative expenses paid by related party	11,775
Changes in operating assets and liabilities
Prepaid expenses	(725,543)
Other assets	(626,153)
Accounts payable	123,625
Franchise tax payable	50,000
Net cash used in operating activities	(1,451,840)
Cash Flows from Investing Activities:
Investment of cash into Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)
Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	338,100,000
Proceeds from Private Placement Warrants	9,400,000
Repayment of Sponsor loan	(182,875)
Payments of other offering costs	(410,964)
Net cash provided by financing activities	346,906,161

Net increase in cash	454,321
Cash - beginning of period	24,980
Cash - end of period	$479,301

Supplemental disclosure of noncash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption, as restated (See Note 2)	$306,070,895
Change in value of Class A ordinary shares subject to possible redemption	$8,779,355
Warrant liabilities in connection with initial public offering, private placement and forward purchase agreement, as restated (See Note 2)	$23,747,676
Deferred offering costs in accrued offering costs and accounts payable at December 31, 2020	$369,379
Accrued offering costs at March 31, 2021	$44,089
Deferred offering costs paid through promissory note – related party	$(176,374)
Deferred underwriting commission	$12,075,000

The accompanying notes are an integral part of these unaudited condensed financial statements

ECP ENVIRONMENTAL GROWTH OPPORTUNITIES CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS MARCH 31, 2021

Note 1—Description of Organization and Business Operations

ECP Environmental Growth Opportunities Corp. (the “Company”) is a blank check company formed as a Delaware corporation on October 29, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company has selected December 31 as its fiscal year end.

On February 11, 2021, the Company consummated its Initial Public Offering of 34,500,000 units (the “Units”), including 4,500,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $345,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company completed two private sales of an aggregate 6,266,667 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per Private Placement Warrant (the “Private Placements”), to ENNV Holdings, LLC (the “Sponsor”) and Goldman Sachs Asset Management, L.P. (“GSAM”), in its capacity as investment adviser on behalf of its clients (the “GSAM Client Accounts”), generating aggregate gross proceeds to the Company of $9,400,000, which is described in Note 3.

Offering costs consist of legal, accounting, underwriting and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering in February 2021, the offering costs totaling $19,606,427 were allocated between stockholders’ equity ($18,855,685) and other expenses ($750,742) based on the fair value of warrant liabilities relative to the Initial Public Offering proceeds recognized in stockholders’ equity.

Following the closing of the Initial Public Offering on February 11, 2021, an amount of $345,000,000 ($10.00 per Unit) comprised of $338,100,000 of the proceeds from the Initial Public Offering, including $12,075,000 of the underwriters’ deferred discount, and $6,900,000 of the proceeds from the Private Placements were placed in a U.S.-based trust account at Morgan Stanley Smith Barney LLC maintained by American Stock Transfer & Trust Company, LLC, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its franchise and income taxes and expenses relating to the administration of the trust account, the proceeds from the Initial Public Offering and the Private Placements held in the trust account will not be released until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of its obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity, and (c) the redemption of all of the Company’s public shares if it is unable to complete its Business Combination within 24 months from the closing of the Initial Public Offering, subject to applicable law.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act. Upon the closing of the Initial Public Offering, an amount equal to at least $10.00 per Unit sold in the Initial Public Offering, including the proceeds of the Private Placement Warrants, are held in a trust account (“Trust Account”) with the American Stock Transfer & Trust Company acting as trustee and invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company will provide its holders of the public shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification

(“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated certificate of incorporation, which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the transaction. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Company’s Amended and Restated Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A common stock sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, executive officers, directors and director nominees have agreed not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their Class A common stock in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes (less up to $100,000 of interest to pay dissolution expenses).

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the

Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

As of March 31, 2021, the Company had $479,301 of cash outside of the Trust Account, and working capital of $981,856.

Through March 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, formation and offering costs paid by the Sponsor on the Company’s behalf in an aggregate amount of $182,875 which were repaid upon the Initial Public Offering (as described in Note 3) and the remaining net proceeds from the Initial Public Offering and Private Placement (as described in Note 3 and 4).

In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that prior to the completion of the initial public offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through one year from issuance of these condensed financial statements and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals and recurring adjustments) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with Company’s prospectus for its Initial Public Offering as filed with the SEC on February 10, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on February 12, 2021 and April 1, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Restatement of Prior Period Financial Statements

On April 12, 2021, the Staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”). In the Statement, the SEC Staff, among other things, expressed its view that certain terms and conditions common to warrants issued by special purpose acquisition companies, such as the Company, may require such warrants to be classified as liabilities on the special purpose acquisition company’s balance sheet as opposed to equity. The Company previously determined its outstanding Public Warrants (as defined in Note 3), Private Placement Warrants and Forward Purchase Warrants (collectively, the “Warrants”) to be equity transactions instead of derivative liabilities. However, as a result of the Statement, the Company’s management, together with the audit committee of the board of directors of the Company (the “Audit Committee”), re-evaluated the accounting for the Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that the Warrants do not meet the criteria to be classified in stockholders’ equity and that some of the offering costs should be allocated to Warrants. Accordingly, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company will be required to re-measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value of the Warrants from the prior period in the Company’s operating results for such period.

On May 18, 2021, the Audit Committee concluded that, because of the misapplication of the accounting guidance related to the Warrants, the Company’s previously issued balance sheet as of February 11, 2021, included in the Current Report on Form 8-K filed with the SEC on February 19, 2021, should no longer be relied upon. As such, the Company is restating the balance sheet as of February 11, 2021 herein.

Subsequent to the Company’s 8-K filing on February 19, 2021, the Company identified and corrected the following errors in connection with the preparation of the balance sheet as of February 11, 2021:

	As of
	February 11, 2021
	As Reported	As Restated	Difference
Balance Sheet
Cash	$1,991,625	$1,991,625	$—
Warrant proceeds receivable	846,000	846,000
Cash held in trust account	344,154,000	344,154,000	—
Total Assets	$346,991,625	$346,991,625	$—

Accrued offering costs	$54,933	$98,052	$43,119
Warrant liabilities	—	23,747,676	23,747,676
Deferred underwriting commission	12,075,000	12,075,000	—
Total Liabilities	$12,129,933	$35,920,728	$23,790,795
Class A common stock subject to possible redemption	$329,861,690	$306,070,895	$(23,790,795)
Preferred stock, $0.0001 par value	—	—	—
Class A common stock, $0.0001 par value	151	389	238
Class B common stock, $0.0001 par value	863	863	—
Additional paid-in capital	4,998,988	5,749,492	750,504
Accumulated deficit	—	(750,742)	(750,742)
Total Stockholders’ Equity	5,000,002	5,000,002	—
Total Liabilities and Stockholders’ Equity	$346,991,625	$346,991,625	$—

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $479,301 in cash and no cash equivalents, outside of the funds held in the Trust Account, as of March 31, 2021.

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public, Private and Forward Purchase Warrants has been estimated using a risk-neutral Monte Carlo simulation framework. See Note 6 for further discussion of the pertinent terms of the Warrants and Note 8 for further discussion of the methodology used to determine the value of the Warrants.

Cash and Marketable Securities Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were invested in money market funds.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

Except for the Warrant Liabilities as described above, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of money market funds. The fair value of the Public Warrants, Private Placement Warrants and Forward Purchase Warrants has been estimated using a risk-neutral Monte Carlo simulation framework. See Note 6 for further discussion of the pertinent terms of the Warrants and Note 8 for further discussion of the methodology used to determine the value of the Warrants.

Offering Costs

Offering costs consist of legal, accounting, underwriting and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering in February 2021, the offering costs were allocated using the relative fair values of the company common stock and its Warrants. The costs allocated to Warrants were recognized in other expenses and those related to the Company's common stock were recognized in additional paid-in capital.

Net Earnings Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net earnings per share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the periods.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of our initial Business Combination on a one-for-one basis, subject to adjustment.

The Company’s unaudited condensed statement of operations includes a presentation of net earnings per share for shares of common stock subject to redemption in a manner similar to the two-class method of income per share. Net earnings per share, basic and diluted, for the Initial Public Offering Class A redeemable shares issued on February 11, 2021, is calculated by dividing net earnings attributable to Class A redeemable shares for the quarter ended March 31, 2021, by the weighted average number of Initial Public Offering Class A redeemable outstanding shares since issuance. Net income per share, basic and diluted, for Class A and Class B non-redeemable shares for the quarter ended March 31, 2021 is calculated by dividing the net income of $8,028,639, less net earnings attributable to the Initial Public Offering Class A redeemable shares, by the weighted average number of Class A and Class B non-redeemable shares outstanding for the period. Non-redeemable shares include the Class B Founder Shares, as these shares do not have any redemption features and do not participate in the income earned on the marketable securities held in the Trust Account. The effects of the Public Warrants, Private Placement Warrants and the Forward Purchase Warrants are antidilutive and excluded from the weighted average shares calculation.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s provision for income taxes and deferred tax assets were deemed to be de minimis as of March 31, 2021.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3—Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 34,500,000 Units at a purchase price of $10.00 per Unit, including 4,500,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. Each Unit consists of one share of Class A common stock and one-quarter of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company completed two private sales of an aggregate 6,266,667 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant, to the Sponsor and GSAM, in its capacity as investment adviser on behalf of the GSAM Client Accounts, generating aggregate gross proceeds to the Company of $9,400,000. The Private Placement Warrants are identical to the warrants sold as part of the Units in the Initial Public Offering, except that the Sponsor and GSAM have agreed not to transfer, assign or sell any of the Private Placement Warrants (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination. So long as the Private Placement Warrants are held by the Sponsor, GSAM, the GSAM Client Accounts or their permitted transferees, the Private Placement Warrants will not be redeemable for cash by the Company and will be exercisable on a cashless basis.

Note 4—Related Party Transactions

Founder Shares

On December 8, 2020, the Sponsor paid an aggregate of $25,000 in exchange for the issuance of 8,625,000 shares of Class B common stock (the “Founder Shares”). On December 23, 2020, the Company effected a 6-for-5 reverse stock split with respect to the Class B common stock, resulting in the Sponsor holding an aggregate of 7,187,500 Founder Shares. On January 26, 2021, the Company effectuated a 5-for-6 split of the Founder Shares, resulting in an aggregate outstanding amount of 8,625,000 Founder Shares. All share and per-share amounts have been restated to reflect the stock split, as reflected in the Company’s audited financial statements as of December 31, 2020. In January 2021, the Sponsor transferred 35,000 Founder Shares to each of Tracy McKibben, Kathryn E. Coffey, Richard Burke and David Lockwood, our independent director nominees, at their original issue price.

The holders of the Founder Shares agreed to forfeit up to an aggregate of 1,125,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional shares is not exercised in full by the underwriters. As the underwriters’ option to purchase additional shares was exercised in full, forfeiture of Founder Shares did not occur.

The Initial Stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (1) one year after the completion of the initial Business Combination and (2) the date on which the Company consummates a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after the initial Business Combination that results in all stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “lock-up”). Notwithstanding the foregoing, if the last reported sale price of common stock shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lock-up.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of our Sponsor a total of $10,000 per month, until the earlier of the completion of the initial Business Combination and the liquidation of the trust assets, for office space, utilities, administrative and support services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees.

Due to Related Party

On January 26, 2021, the Company entered into a promissory note pursuant to which Energy Capital Partners Management, LP (“ECP”) agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The promissory note was repaid in full upon the Initial Public Offering.

As of March 31, 2021, there is a balance of $5,274 payable to the Sponsor for payment of miscellaneous expenses on the Company’s behalf.

Note 5—Commitments & Contingencies

Registration and Stockholder Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and stockholder rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

In the event of any delay in filing and/or effectiveness of the registration statement required pursuant to the registration and stockholder rights agreement, or after the effective date, such registration statement ceases for any reason to remain continuously effective (each, a “Registration Default”), the holders will be entitled to payments from the Company equal to 2% of the purchase price on the occurrence of each registration default and 2% per month that such registration default continues to exist, as more fully described in the registration and stockholder rights agreement.

Underwriting Agreement

The Company granted the underwriters an option to cover over-allotments and for market stabilization purposes. The over-allotment option entitled the underwriters to purchase on a pro rata basis up to 4,500,000 additional Units at the Initial Public Offering price, less the underwriting discounts and commissions. On the date of the Initial Public Offering, the underwriters exercised the over-allotment option in full, purchasing 4,500,000 Units.

Forward Purchase Agreement

On January 24, 2021, the Company entered into a Forward Purchase Agreement with GSAM, in its capacity as investment adviser on behalf of the GSAM Client Accounts, as amended by the First Amendment to Forward Purchase Agreement, dated as of January 31, 2021 (as so amended, the “Forward Purchase Agreement”), pursuant to which the GSAM Client Accounts committed to purchase an aggregate of up to 5,000,000 forward purchase units (the “Forward Purchase Units”), consisting of one share of the Company’s Class A common stock (the “Forward Purchase Shares”) and one-quarter of one warrant (the “Forward Purchase Warrants”), for $10.00 per Forward Purchase Unit, or an aggregate maximum amount of $50,000,000, in a private placement to close simultaneously with the closing of the Company’s initial Business Combination. Each whole Forward Purchase Warrant is exercisable to purchase one share of our Class A common stock at $11.50 per share. The Forward Purchase Warrants will have the same terms as the Public Warrants and the Forward Purchase Shares will be identical to the shares of Class A common stock included in the units sold in the Initial Public Offering, except the Forward Purchase Shares and the Forward Purchase Warrants will be subject to transfer restrictions and certain registration rights. The funds from the sale of the Forward Purchase Units may be used to fund the purchase price of the Business

Combination or for the working capital needs of the post-transaction company. The Forward Purchase Agreement is independent of the percentage of stockholders electing to redeem their public shares and may provide the Company with an increased minimum funding level for the initial Business Combination. If the GSAM Client Accounts do not purchase at least $25,000,000 in Forward Purchase Units at the closing of our initial Business Combination, the GSAM Client Accounts will forfeit and return to our Sponsor 50% of the 345,000 shares of Class B common stock they acquired from our Sponsor in connection with the Forward Purchase Agreement. There can be no assurance that the GSAM Client Accounts will acquire any Forward Purchase Units pursuant to the Forward Purchase Agreement. Additionally, if at the time the GSAM Client Accounts provide or withhold consent to our initial business combination, they own a number of shares of Class A common stock less than the number of shares of Class A common stock acquired in our Initial Public Offering, the GSAM Client Accounts will forfeit and return to our Sponsor 50% of the shares of Class B common stock they acquired from our Sponsor in connection with the Forward Purchase Agreement.

Note 6—Warrant Liabilities

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per common share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under the caption “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Stockholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00: When the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
•

if, and only if, the last reported sale price (the “closing price”) of shares of Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00: When the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;
•

  upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock to be determined by reference to an agreed table based on the redemption date and the “fair market value” of shares of Class A common stock; and

•

if, and only if, the last reported sale price of Class A common stock equals or exceeds $10.00 per share (as adjusted) on the trading day prior to the date on which of redemption is sent to the warrant holders; and

•	if, and only if, the Private Placement Warrants are also concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” shall mean the volume-weighted average price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Forward Purchase Warrants have the same terms as the Public Warrants, except the Forward Purchase Warrants will be subject to transfer restrictions and certain registration rights.

The company accounts for the Public Warrants, Private Placement Warrants and Forward Purchase Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

Note 7—Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2021, there were 3,014,975 shares of Class A common stock issued and outstanding, excluding 31,485,025 shares of common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On December 23, 2020, the Company effected a 6-for-5 reverse stock split with respect to the Class B common stock, resulting in the Sponsor holding an aggregate of 7,187,500 Founder Shares. On January 26, 2021, the Company effectuated a 5-for-6 split of the Founder Shares, resulting in an aggregate outstanding amount of 8,625,000 Founder Shares. On March 31, 2021, 8,625,000 shares of Class B common stock were issued and outstanding. All share and per-share amounts have been restated to reflect the stock split, as reflected in the Company’s audited financial statements as of December 31, 2020.

       Only holders of Class B common stock will have the right to vote on the election of directors and to remove directors prior to the initial Business Combination, and such rights may only be amended by a resolution passed by the holders of a majority of Class B common stock. On all other matters submitted to a vote of the Company’s stockholders, holders of the Class B common stock and holders of the Class A common stock will vote together as a single class, with each share of common stock entitling the holder to one vote, except as required by law or the applicable rules of the NASDAQ Capital Market (“NASDAQ”), then in effect. For so long as shares of Class B common stock remain outstanding, the Company may not amend, alter or repeal any provision of its amended and restated certificate of incorporation in any manner that would alter or change the powers, preferences or relative participating, optional or other special rights of the Class B common stock without the prior written consent of the holders of a majority of the shares of Class B common stock then outstanding.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to increase in respect of the issuance of certain securities. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amount issued in this offering and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the aggregate number of all shares of common stock outstanding upon the completion of this offering, plus the aggregate number of shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination, any shares or equity-linked securities issued (or to be issued), and any private placement warrants issued.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Description	Level	Fair Value
March 31, 2021	Marketable securities	1	$345,009,612

The warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of March 31, 2021:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$—	$—	$7,927,238	$7,927,238
Private Placement Warrants	—	—	5,759,693	5,759,693
Forward Purchase Warrants	—	—	1,005,432	1,005,432
Total Warrant liabilities	$—	$—	$14,692,363	$14,692,363

The Private Placement Warrants and Forward Purchase Warrants were valued using a risk-neutral Monte Carlo simulation framework, which is considered to be a Level 3 fair value measurement.

On April 1, 2021, the Public Warrants surpassed the 52-day threshold waiting period to be publicly traded in accordance with the Prospectus filed February 10, 2021. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, as of issuance date and as of March 31, 2021, the Company valued the Public Warrants using the same method as the Private Placement Warrants and Forward Purchase Warrants and has classified the Public Warrants as Level 3. There were no transfers out of Level 3 for the three months ended March 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	At issuance	As of March 31, 2021
Exercise Price	$11.50	$11.50
Probability of merger closing	70.00%	70.00%
Valuation date price	$9.63	$9.85
Volatility	24.64%	17.35%
Expected time until merger (years)	1.50	1.36
Effective expected warrant term (years)	5.00	4.86
Risk-free rate	0.46%	0.89%

The following table presents a summary of the changes in the fair value of the Warrants:

	Public	Private Placement	Forward Purchase	Total
	Warrant Liability	Warrant Liability	Warrant Liability	Warrant Liability
Fair value, February 11, 2021, as restated	$12,880,575	$9,358,640	$1,508,461	$23,747,676
Recognized gain on change in fair value	4,953,337	3,598,947	503,029	9,055,313
Fair value, March 31, 2021	$7,927,238	$5,759,693	$1,005,432	$14,692,363

Note 9 — Subsequent events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to ECP Environmental Growth Opportunities Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to ENNV Holdings, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward- looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC on February 10, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation on October 29, 2020 and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering, the sale of the private placement warrants and the Forward Purchase Units (as defined herein), our capital stock, debt or a combination of cash, stock and debt.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from October 29, 2020 (inception) through March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering and placed in our trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 1, 2021 through March 31, 2021, we had a net operating loss of $285,544, which consisted of general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2021, we had cash of $479,301. Until the consummation of the Initial Public Offering, our only sources of liquidity were an initial purchase of common stock by the Sponsor and a loan from an affiliate of our Sponsor.

On February 11, 2021, we consummated the Initial Public Offering of 34,500,000 Units at a price of $10.00 per Unit, including 4,500,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments, generating gross proceeds of $345,000,000. Simultaneously with the closing of the Initial Public Offering, we completed two private sales of an aggregate of 6,266,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor and GSAM, in its capacity as investment adviser on behalf of the GSAM Client Accounts, generating gross proceeds of $9,400,000.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $345,000,000 was placed in the Trust Account and we had $1,991,625 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, available for working capital purposes. We paid a total of $6,900,000 in underwriting discounts and commissions and $631,427 for other offering costs related to the Initial Public Offering. In addition, the underwriters agreed to defer $12,075,000 in underwriting discounts and commissions.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The loans would be repaid upon consummation of a Business Combination, without interest.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.

On January 24, 2021, we entered into a Forward Purchase Agreement with GSAM, in its capacity as investment adviser on behalf of the GSAM Client Accounts, as amended by the First Amendment to Forward Purchase Agreement, dated as of January 31, 2021, pursuant to which the GSAM Client Accounts committed to purchase an aggregate of up to 5,000,000 Forward Purchase Units, consisting of the Forward Purchase Shares and the Forward Purchase Warrants, for $10.00 per Forward Purchase Unit, or an aggregate maximum amount of $50,000,000, in a private placement that will close simultaneously with the closing of our initial Business Combination. Each whole Forward Purchase Warrant is exercisable to purchase one share of our Class A common stock at $11.50 per share. The Forward Purchase Warrants will have the same terms as the public warrants and the Forward Purchase Shares will be identical to the shares of Class A common stock included in the units sold in the Initial Public Offering, except the Forward Purchase Shares and the Forward Purchase Warrants will be subject to transfer restrictions and certain registration rights. The funds from the sale of the Forward Purchase Units may be used to fund the purchase price of the Business Combination or for the working capital needs of the post-transaction company. The Forward Purchase Agreement is independent of the percentage of stockholders electing to redeem their public shares and may provide us with an increased minimum funding level for the initial Business Combination. The Forward Purchase Agreement is subject to conditions, including the GSAM Client Accounts giving us their written consent to purchase the Forward Purchase Units no later than five days after we notify them that our board of directors will meet to consider entering into a definitive acquisition agreement for our initial Business Combination. If the GSAM Client Accounts do not purchase at least $25,000,000 in Forward Purchase Units at the closing of our initial Business Combination, the GSAM Client Accounts will forfeit and return to our Sponsor 50% of the 345,000 shares of Class B common stock they acquired from our Sponsor in connection with the Forward Purchase Agreement that are held by the GSAM Client Accounts at that time. There can be no assurance that the GSAM Client Accounts will acquire any Forward Purchase Units pursuant to the Forward Purchase Agreement.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. We have identified the following critical accounting policies effecting our financial statements:

Warrant Liability

We account for the Warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to our own ordinary shares and whether the holders of Warrants could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding. For issued or modified Warrants that meet all of the criteria for equity classification, such Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, such Warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified Warrants are recognized as a non-cash gain or loss on the statements of operations.

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities.

Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statement of operations. See Note 6 to our unaudited condensed financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the pertinent terms of the Warrants and Note 8 for further discussion of the methodology used to determine the value of the warrant liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock shares are classified as stockholders’ equity. Our Class A common stock shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stocks subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our unaudited condensed balance sheet.

Net Earnings (Loss) per Share

We apply the two-class method in calculating net earnings per share. Net income per share, basic and diluted, for the Class A redeemable common stock is calculated by dividing any interest and dividends income earned on the Trust Account, net of applicable taxes, by the weighted average number of redeemable Class A common stock outstanding for the period. Net earnings per common stock share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net income for the period, less income attributable to the Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable common stock shares outstanding for the period. Non-redeemable common stock shares include the Class B Founder Shares, as these shares do not have any redemption features and do not participate in the income earned on the funds held in the Trust Account.

Offering Costs

Offering costs consist of legal, accounting, underwriting and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering in February 2021, the offering costs are allocated between stockholders’ equity and other expenses based on the fair value of warrant liabilities relative to the Initial Public Offering proceeds recognized in stockholders’ equity.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any material market or interest rate risk. The net proceeds from our Initial Public Offering held in the Trust Account have been invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021, due to ability to apply the nuances of the complex accounting standards that apply to our financial statements, including to reclassify our Warrants as liabilities as opposed to equity, which resulted in the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Quarterly Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on February 10, 2021. Except as set forth below, as of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”). In the Statement, the SEC staff, among other things, expressed its view that certain terms and conditions common to warrants issued by special purpose acquisition companies, such as the Company, may require such warrants to be classified as liabilities on the special purpose acquisition company’s balance sheet as opposed to equity. The Company previously accounted for its outstanding warrants as components of equity instead of as derivative liabilities. Following the issuance of the Statement, our management and our audit committee, which included discussion with our independent registered public accounting firm, concluded that in light of the Statement, it was appropriate to restate our previously issued audited balance sheet as of February 11, 2021, included in the Current Report on Form 8-K filed with the SEC on February 19, 2021 (the “Restatement”). See “—Our warrants are accounted for as a warrant liability and will be recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial business combination.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the Statement, our management and our audit committee, which included discussion with our independent registered public accounting firm, concluded that it was appropriate to restate our previously issued audited balance sheet as of February 11, 2021. See “—Our warrants are accounted for as a warrant liability and will be recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial business combination.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

Our warrants are accounted for as a warrant liability and will be recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial business combination.

In connection with our initial public offering and the concurrent private placement of warrants, we issued an aggregate of 14,891,667 warrants (including 8,625,000 warrants included in the units and 6,266,667 private placement warrants). In connection with the Forward Purchase Agreement, the GSAM Client Accounts committed to purchase an aggregate of up to 5,000,000 Forward Purchase Units, comprised of one share of Class A common stock and one-quarter of one redeemable warrant. We account for these as a warrant liability and will record at fair value any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from an independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants or that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 11, 2021, we consummated the Initial Public Offering of 34,500,000 Units, including 4,500,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. The Units sold were sold at an offering price of $10.00 per unit, generating total gross proceeds of $345,000,000. Barclays Capital Inc., Morgan Stanley & Co. LLC and BMO Capital Markets Corp. acted as bookrunners. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-252172). The Securities and Exchange Commission declared the registration statement effective on February 8, 2021.

Simultaneous with the consummation of the Initial Public Offering and the full exercise of the over-allotment option, we consummated the private placement of an aggregate of 6,266,667 warrants at a price of $1.50 per Private Placement Warrant, generating total proceeds of $9,400,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the full exercise of the over-allotment option and the sale of the Private Placement Warrants, $345,000,000 was placed in the Trust Account.

We paid a total of $6,900,000 in underwriting discounts and commissions and $631,427 for other offering costs related to the Initial Public Offering. In addition, the underwriters agreed to defer $12,075,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6.Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated February 8, 2021, among the Company and Barclays Capital Inc. and Morgan Stanley & Co. LLC, as representatives of the several underwriters. (1)

3.1	Amended and Restated Certificate of Incorporation, dated February 8, 2021. (1)

4.1	Warrant Agreement, dated February 8, 2021, between the Company and American Stock Transfer & Trust Company, as warrant agent. (1)

10.1	Investment Management Trust Agreement, dated February 8, 2021, between the Company and American Stock Transfer & Trust Company, LLC, as trustee. (1)

10.2	Forward Purchase Agreement, dated January 24, 2021 among the Company, the Sponsor and Goldman Sachs Asset Management, L.P. (1)

10.3	First Amendment to Forward Purchase Agreement, dated January 31, 2021 among the Company, the Sponsor and Goldman Sachs Asset Management, L.P. (1)

10.4	Registration Rights Agreement, dated February 8, 2021, among the Company and certain security holders named therein. (1)

10.5	Sponsor Warrants Purchase Agreement, dated February 8, 2021, between the Company and the Sponsor. (1)

10.6	Warrants Purchase Agreement, dated February 8, 2021, between the Company and the GSAM Client Accounts. (1)

10.7	Letter Agreement, dated February 8, 2021, among the Company, its officers and directors and the Sponsor. (1)

10.8	Indemnity Agreement, dated February 8, 2021, between the Company and Tyler Reeder. (1)

10.9	Indemnity Agreement, dated February 8, 2021, between the Company and Douglas Kimmelman. (1)

10.10	Indemnity Agreement, dated February 8, 2021, between the Company and Drew Brown. (1)

10.11	Indemnity Agreement, dated February 8, 2021, between the Company and Richard Burke. (1)

10.12	Indemnity Agreement, dated February 8, 2021, between the Company and Chris Leininger. (1)

10.13	Indemnity Agreement, dated February 8, 2021, between the Company and David Lockwood. (1)

10.14	Indemnity Agreement, dated February 8, 2021, between the Company and Kathryn E. Coffey. (1)

10.15	Indemnity Agreement, dated February 8, 2021, between the Company and Tracy B McKibben. (1)

10.16*	Indemnity Agreement, dated February 8, 2021, between the Company and Tyler Kopp.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 12, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECP ENVIRONMENTAL GROWTH OPPORTUNITIES CORP.

Date: May 24, 2021	By:	/s/ Tyler Reeder
	Name:	Tyler Reeder
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Drew Brown
	Name:	Drew Brown
	Title:	Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)