Form 10-Q
period 2021-06-30
ECP Environmental Growth Opportunities Corp.
filed 2021-08-20
CIK 1832351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 19, 2021, there were 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ECP Environmental Growth Opportunity Corp.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ECP Environmental Growth Opportunities Corp.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash	$204,797	$24,980
Prepaid expenses	725,543	—
Other current assets	13,512	—
Total current assets	943,852	24,980
Deferred offering costs associated with public offering	—	369,379
Marketable securities held in Trust Account	345,021,944	—
Other assets	565,129	—
Total assets	$346,530,925	$394,359
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$165,324	$100,187
Franchise tax payable	69,400	—
Accrued expenses	690,626	269,192
Total current liabilities	925,350	369,379
Warrant liabilities	20,848,333	—
Forward purchase agreement	1,748,750	—
Deferred underwriting commission	12,075,000	—
Total liabilities	35,597,433	369,379
Commitments and Contingencies (Note 5)
Class A common stock, $0.0001 par value, subject to possible redemption; 30,593,349 shares at redemption value	305,933,489	—
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized; 3,906,651 shares and -0- shares issued and outstanding (excluding 30,593,349 shares and -0- shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	391	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	10,278,770	24,137
Accumulated deficit	(5,280,021)	(20)
Total stockholders' equity	5,000,003	24,980
Total liabilities and stockholders' equity	$346,530,925	$394,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECP Environmental Growth Opportunities Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
General and administrative	$1,117,317	$1,352,861
Franchise tax expense	19,401	69,400
Loss from operations	(1,136,718)	(1,422,261)
Other Income (Expense)
Change in fair value of warrant liabilities	(7,161,402)	1,390,882
Change in fair value of forward purchase agreement	(743,318)	(240,289)
Offering costs on Founder Shares issued to related party	(1,249,759)	(1,249,759)
Offering costs allocated to derivative liabilities	—	(750,743)
Interest and dividends earned on marketable securities held in Trust Account	12,332	21,944
Net loss	$(10,278,865)	$(2,250,226)
Weighted average shares outstanding of Class A redeemable common stock, basic and diluted	31,475,333	31,177,650
Basic and diluted net loss per share of redeemable common stock, Class A	$0.00	$0.00
Weighted average shares outstanding of Class A and B non-redeemable common stock, basic and diluted	11,649,667	11,692,516
Basic and diluted net loss per share of non-redeemable common stock, Class A and B	$(0.88)	$(0.19)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECP Environmental Growth Opportunities Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three and six months ended June 30, 2021

(Unaudited)

	Common Stock
	Class A		Class B		Additional	Retained Earnings	Total
					Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance as of January 1, 2021	—	$—	8,625,000	$863	$24,137	$(20)	$24,980
Sale of Units in initial public offering, less fair value of public warrants	34,500,000	3,450	—	—	332,115,975	—	332,119,425
Offering costs	—	—	—	—	(18,855,685)	—	(18,855,685)
Excess of cash received over fair value of warrants sold to Sponsor in private placement	—	—	—	—	41,360	—	41,360
Forward purchase agreement	—	—	—	—	(1,508,461)	—	(1,508,461)
Common stock subject to possible redemption	(31,485,025)	(3,149)	—	—	(314,847,101)	—	(314,850,250)
Reclassification of deficit to retained earnings	—	—	—	—	3,029,775	(3,029,775)	—
Net income	—	—	—	—	—	8,028,639	8,028,639
Balance as of March 31, 2021	3,014,975	301	8,625,000	863	—	4,998,844	5,000,008
Offering costs	—	—	—	—	(35,641)	—	(35,641)
Share-based compensation and offering costs on Founder Shares issued to related party and directors	—	—	—	—	1,397,741	—	1,397,741
Change in value of common stock subject to possible redemption	891,676	90	—	—	8,916,670	—	8,916,760
Net loss	—	—	—	—	—	(10,278,865)	(10,278,865)
Balance as of June 30, 2021	3,906,651	$391	8,625,000	$863	$10,278,770	$(5,280,021)	$5,000,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECP Environmental Growth Opportunities Corp.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

For the six months ended June 30, 2021
Cash Flows from Operating Activities:
Net Loss	$(2,250,226)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities and forward purchase agreement	(1,150,593)
Share-based compensation and offering costs on Founder Shares issued to related party and directors	1,397,741
Offering costs allocated to derivative liabilities	750,743
Interest and dividends earned on marketable securities held in Trust Account	(21,944)
General and administrative expenses paid by related party	11,775
Changes in operating assets and liabilities
Prepaid expenses	(725,543)
Other assets	(456,789)
Accounts payable	150,325
Franchise tax payable	69,400
Accrued expenses	553,011
Net cash used in operating activities	(1,672,100)
Cash Flows from Investing Activities:
Investment of cash into Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)
Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	338,100,000
Proceeds from Private Placement Warrants	9,400,000
Repayment of Sponsor loan	(188,149)
Payments of other offering costs	(459,934)
Net cash provided by financing activities	346,851,917

Net increase in cash	179,817
Cash - beginning of period	24,980
Cash - end of period	$204,797

Supplemental disclosure of noncash financing activities:
Initial classification of Class A common stock subject to possible redemption	$306,070,895
Change in value of Class A common stock subject to possible redemption	$(137,406)
Deferred offering costs in accrued offering costs and accounts payable at December 31, 2020	$369,379
Offering costs in accounts payable	$14,999
Offering costs in accrued expenses	$15,763
Deferred offering costs paid through promissory note – related party	$(176,374)
Deferred underwriting commission	$12,075,000
Deferred offering costs included in other assets and accrued expenses	$121,851
Offering costs associated with Founder Shares issued to related party included in APIC	$1,207,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECP ENVIRONMENTAL GROWTH OPPORTUNITIES CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2021

Note 1—Description of Organization and Business Operations

ECP Environmental Growth Opportunities Corp. (the “Company”) is a blank check company formed as a Delaware corporation on October 29, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). ENNV Merger Sub, Inc. (“Merger Sub”) is a wholly owned subsidiary of the Company formed as a Delaware corporation on June 24, 2021.

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company has selected December 31 as its fiscal year end.

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

Offering costs consist of legal, accounting, underwriting and other costs incurred through the condensed consolidated balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering in February 2021, the offering costs totaling $19,606,427 were allocated between stockholders’ equity ($18,855,685) and other expenses ($750,743) based on the fair value of warrant liabilities relative to the Initial Public Offering proceeds recognized in stockholders’ equity. During the quarter ended June 30, 2021, an additional $2.4 million in offering costs were incurred on Founder Shares issued to related party, which is described in Note 5.

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

The Company will provide its holders of the public shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-

share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated certificate of incorporation, which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the transaction. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Going Concern Consideration

As of June 30, 2021, the Company had $204,797 of cash outside of the Trust Account and working capital of $18,502.

Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, formation and offering costs paid by the Sponsor on the Company’s behalf in an aggregate amount of $188,149 which were repaid and the remaining net proceeds from the Initial Public Offering and Private Placement (as described in Note 3 and 4).

On July 30, 2021, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $1,500,000 to an affiliate of the Sponsor, which may be drawn down by the Company from time to time upon written notice to the lender. The Note does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the holder of the Note (or a permitted assignee) shall have the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the Note into that number of warrants to purchase one share of Class A Common Stock, $0.0001 par value per share, of the Company (the “Working Capital Warrants”) equal to the principal amount of the Note so converted divided by $1.50. The terms of the Working Capital Warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company’s initial public offering. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that prior to the completion of the initial public offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through one year from issuance of these condensed consolidated financial statements and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals and recurring adjustments) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Company’s prospectus for its Initial Public Offering as filed with the SEC on February 10, 2021 and Form 10-Q filed with the SEC on May 24, 2021.

On May 18, 2021, the Audit Committee concluded that, because of the misapplication of the accounting guidance related to the Warrants, the Company’s previously issued balance sheet as of February 11, 2021, included in the Current Report on Form 8-K filed with the SEC on February 19, 2021, should no longer be relied upon. As such, the Company restated the balance sheet as of February 11, 2021 through a disclosure in its Form 10-Q filed with the SEC on May 24, 2021.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Merger Sub, as of June 30, 2021. Merger Sub had no assets or liabilities as of June 30, 2021. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $204,797 in cash and no cash equivalents, outside of the funds held in the Trust Account, as of June 30, 2021.

Warrant Liabilities and Forward Purchase Agreement

The Company accounts for the Warrants and Forward Purchase Agreement (as defined below) (collectively, the “Instruments”) in accordance with the guidance contained in ASC 815-40 under which the Instruments do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and Forward Purchase Agreement as liabilities at their fair value and adjusts the Warrants and Forward Purchase Agreement to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. See Note 6 for further discussion of the pertinent terms of the Warrants and Forward Purchase Agreement and Note 8 for further discussion of the methodology used to determine the value of the Warrants and Forward Purchase Agreement.

Cash and Marketable Securities Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were invested in money market funds.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheet.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

Except for the Warrant and Forward Purchase Agreement Liabilities as described above, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed consolidated balance sheets.

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

As of June 30, 2021, the carrying values of cash, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of money market funds. The fair values of Forward Purchase Agreement and Private Placement Warrants have been estimated using the trading price of the Public Warrants. Public Warrants are valued based on quoted price in active markets. See Note 6 for further discussion of the pertinent terms of the Warrants and Forward Purchase Agreement and Note 8 for further discussion of the methodology used to determine the value of the Warrants and Forward Purchase Agreement.

Offering Costs

Offering costs consist of legal, accounting, underwriting and other costs incurred through the condensed consolidated balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering in February 2021, the offering costs were allocated using the relative fair values of the company common stock and its Warrants. The costs allocated to Warrants were recognized in other expenses and those related to the Company's common stock were recognized in additional paid-in capital.

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net earnings or loss per share is computed by dividing net earnings or loss by the weighted-average number of shares of common stock outstanding during the periods.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination on a one-for-one basis, subject to adjustment.

The Company’s unaudited condensed consolidated statements of operations includes a presentation of net earnings or loss per share for shares of common stock subject to redemption in a manner similar to the two-class method of income or loss per share. Net earnings or loss per share, basic and diluted, for the Initial Public Offering Class A redeemable shares issued on February 11, 2021, is calculated by dividing net earnings attributable to Class A redeemable shares for the three and six months ended June 30, 2021, by the weighted average number of Initial Public Offering Class A redeemable outstanding shares since issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable shares for the three and six months ended June 30, 2021 is calculated by dividing the net loss of $10,278,865 and $2,250,226, respectively, less net earnings attributable to the Initial Public Offering Class A redeemable shares, by the weighted average number of Class A and Class B non-redeemable shares outstanding for the period. Non-redeemable shares include the Class B Founder Shares, as these shares do not have any redemption features and do not participate in the income earned on the marketable securities held in the Trust Account. The effects of the Public Warrants, Private Placement Warrants and the Forward Purchase Agreement are antidilutive and excluded from the weighted average shares calculation.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s provision for income taxes and deferred tax assets were deemed to be de minimis as of June 30, 2021 and December 31, 2020.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

Note 4—Related Party Transactions

Founder Shares

On December 8, 2020, the Sponsor paid an aggregate of $25,000 in exchange for the issuance of 8,625,000 shares of Class B common stock (the “Founder Shares”). On December 23, 2020, the Company effected a 6-for-5 reverse stock split with respect to the Class B common stock, resulting in the Sponsor holding an aggregate of 7,187,500 Founder Shares. On January 26, 2021, the Company effectuated a 5-for-6 split of the Founder Shares, resulting in an aggregate outstanding amount of 8,625,000 Founder Shares. All share and per-share amounts have been restated to reflect the stock split, as reflected in the Company’s audited financial statements as of December 31, 2020. In January 2021, the Sponsor transferred 35,000 Founder Shares to each of Tracy McKibben, Kathryn E. Coffey, Richard Burke and David Lockwood, our independent director nominees, at their original issue price. The Company has recognized this transfer as a compensation expense in accordance with SEC Staff Accounting Bulletin 5T and ASC Topic 718 Compensation – Stock Compensation. The fair value of the Founder Shares issued in this arrangement was determined using the price of the Company’s Class A common stock and the probability of the success of the Business Combination. The Company expensed approximately $148,000 in costs associated with the transfer of the Founder Shares to directors during the three months ended June 30, 2021. Unrecognized compensation expense as of June 30, 2021 is $550,000 to be amortized over approximately the remaining 1.6 years.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). On July 30, 2021, the Company issued an unsecured promissory note in the principal amount of $1,500,000 to an affiliate of the Sponsor, which may be drawn down by the Company from time to time upon written notice to the lender. The Note does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the holder of the Note (or a permitted assignee) shall have the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the Note into that number of Working Capital Warrants equal to the principal amount of the Note so converted divided by $1.50. The terms of the Working Capital Warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company’s initial public offering. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of our Sponsor a total of $10,000 per month, until the earlier of the completion of the initial Business Combination and the liquidation of the trust assets, for office space, utilities, administrative and support services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30 the Company expensed $30,000 and $47,143 in monthly administrative support services, respectively, with $0 and $20,000 of these expenses included in accounts payable as of December 31, 2020 and June 30, 2021, respectively.

Due to Related Party

On January 26, 2021, the Company entered into a promissory note pursuant to which Energy Capital Partners Management, LP (“ECP”) agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The promissory note was repaid in full upon the Initial Public Offering.

As of June 30, 2021, there is no balance payable to the Sponsor for payment of miscellaneous expenses on the Company’s behalf.

Note 5—Commitments & Contingencies

Registration and Stockholder Rights

The holders of the Founder Shares, Private Placement Warrants, and Working Capital Warrants that may be issued upon conversion of the amounts due under the Note at the time the Company consummates a Business Combination (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration and stockholder rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Forward Purchase Agreement

On January 24, 2021, the Company entered into a Forward Purchase Agreement with GSAM, in its capacity as investment adviser on behalf of the GSAM Client Accounts, as amended by the First Amendment to Forward Purchase Agreement, dated as of January 31, 2021 (as so amended, the “Forward Purchase Agreement”), pursuant to which the GSAM Client Accounts committed to purchase an aggregate of up to 5,000,000 forward purchase units (the “Forward Purchase Units”), consisting of one share of the Company’s Class A common stock (the “Forward Purchase Shares”) and one-quarter of one warrant (the “Forward Purchase Warrants”), for $10.00 per Forward Purchase Unit, or an aggregate maximum amount of $50,000,000, in a private placement to close simultaneously with the closing of the Company’s initial Business Combination. Each whole Forward Purchase Warrant is exercisable to purchase one share of our Class A common stock at $11.50 per share. The Forward Purchase Warrants will have the same terms as the Public Warrants and the Forward Purchase Shares will be identical to the shares of Class A common stock included in the units sold in the Initial Public Offering, except the Forward Purchase Shares and the Forward Purchase Warrants will be subject to transfer restrictions and certain registration rights. The funds from the sale of the Forward Purchase Units may be used to fund the purchase price of the Business Combination or for the working capital needs of the post-transaction company. The Forward Purchase Agreement is independent of the percentage of stockholders electing to redeem their public shares and may provide the Company with an increased minimum funding level for the initial Business Combination. On February 11, 2021, the Sponsor transferred 345,000 Founder Shares to GSAM in connection with their commitments on the Forward Purchase Agreement and the Private Placement Warrants. The Company has recognized part of this transfer as an offering cost related to a fair value instrument ($1.25 million) and the remainder as a reduction of additional paid in capital ($1.2 million) during the three months ended June 30, 2021. The Founder Shares transferred were valued by reference to the fair values of the Class A common stock and the probability of the success of the Business Combination. Pursuant to the terms of the Forward Purchase Agreement, GSAM agreed to forfeit and return to the Sponsor (i) 172,500 Founder Shares if GSAM did not purchase at least 2,500,000 Forward Purchase Units pursuant to the Forward Purchase Agreement and (ii) 172,500 Founder Shares if, at the time GSAM provided or withheld its consent to the Company’s initial Business Combination, GSAM owned a number of shares of Class A common stock less than the number of public shares it purchased at closing of the Company’s initial public offering. Founder Shares linked to the purchase of 2,500,000 Forward Purchase Units were expensed due to being linked to a liability classified instrument. Founder Shares related to GSAM holding and voting the shares until the initial Business Combination are linked to Units (as described in Note 3 above) purchased in the Initial Public Offering and, as such, the associated costs were allocated between the Company’s common stock and Public Warrants contained in the Units based on the respective fair values. Costs allocated to the Company’s stock were deferred and recorded as a reduction to addition paid in capital while the costs allocated to Public Warrants were expensed.

Concurrently with the execution of the Merger Agreement (as defined below) on July 18, 2021, the Company, the Sponsor and GSAM, in its capacity as investment adviser on behalf of the GSAM Client Accounts, entered into a side letter (the “Side Letter”) to the Forward Purchase Agreement, pursuant to which GSAM irrevocably consented to purchase from the Company, and the Company agreed to issue and sell to GSAM, 2,500,000 Forward Purchase Units at a price of $10.00 per Forward Purchase Unit, or an aggregate of $25,000,000, in a private placement to be consummated substantially concurrently with the consummation of the Business Combination. The Company and the Sponsor also waived GSAM’s potential obligation to forfeit shares of Class B common stock under the circumstances contemplated by the Forward Purchase Agreement in connection with the Closing.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable and can be exercised on a cashless basis so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Stockholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The company accounts for the Public Warrants, Private Placement Warrants and Forward Purchase Agreement in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant and forward purchase unit that includes a warrant must be recorded as a liability.

Note 7—Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 3,906,651 shares of Class A common stock issued and outstanding, excluding 30,593,349 shares of common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On December 23, 2020, the Company effected a 6-for-5 reverse stock split with respect to the Class B common stock, resulting in the Sponsor holding an aggregate of 7,187,500 Founder Shares. On January 26, 2021, the Company effectuated a 5-for-6 split of the Founder Shares, resulting in an aggregate outstanding amount of 8,625,000 Founder Shares. On June 30, 2021, 8,625,000 shares of Class B common stock were issued and outstanding. All share and per-share amounts have been restated to reflect the stock split, as reflected in the Company’s audited financial statements as of December 31, 2020.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2021 including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Description	Level	Fair Value
June 30, 2021	Marketable securities	1	$345,021,944

The Warrants and Forward Purchase Agreement are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants and Forward Purchase Agreement are recorded in the statement of operations each period.

The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Public Warrants	$12,075,000	$—	$—	$12,075,000
Private Placement Warrants	—	8,773,333	—	8,773,333
Forward Purchase Agreement	—	1,748,750	—	1,748,750
Total liabilities	$12,075,000	$10,522,083	$—	$22,597,083

On April 1, 2021, the Public Warrants surpassed the 52-day threshold waiting period to be publicly traded in accordance with the Prospectus filed February 10, 2021. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, as of June 30, 2021, the Company classified the Public Warrants as Level 1. Forward Purchase Agreement and Private Warrants were valued based on the trading price of Public Warrants, which is considered to be a Level 2 fair value measurement. To estimate the value of the Private Placement Warrants, the Company used the public trading price of the Public Warrants. This value was adjusted to reflect the value of the issuer call provision of the Public Warrants, as this right is not applicable to the Private Placement Warrants unless they are sold by the initial holders. Forward Purchase Units containing one-fourth of a warrant were deemed valued at one-fourth of traded value of Public Warrants.

As described above, Public Warrants were transferred to Level 1 while Private Placement Warrants and Forward Purchase Agreement were transferred to Level 2 during the three months ended June 30, 2021.

The following table presents a summary of the changes in the fair value of the Derivative Liabilities:

	Public Warrant Liability	Private Placement Warrant Liability	Forward Purchase Agreement	Total Liability
Fair value, February 11, 2021	$12,880,575	$9,358,640	$1,508,461	$23,747,676
Recognized gain on change in fair value	4,953,337	3,598,947	503,029	9,055,313
Fair value, March 31, 2021	$7,927,238	$5,759,693	$1,005,432	$14,692,363
Recognized loss on change in fair value	(4,147,762)	(3,013,640)	(743,318)	(7,904,720)
Fair value, June 30, 2021	$12,075,000	$8,773,333	$1,748,750	$22,597,083

Note 9 — Subsequent events

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date through the date the condensed consolidated financial statements were issued. Based upon this review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On July 18, 2021, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) by and among the Company, Merger Sub, and Fast Radius, Inc., a Delaware corporation (“Fast Radius”), pursuant to which Merger Sub will merge with and into Fast Radius, with Fast Radius surviving such merger as a wholly owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). At the closing of the Merger (the “Closing”), the Company will be renamed “Fast Radius, Inc.” (the Company, following the Closing, the “Combined Company”). The Transactions are expected to be consummated in the fourth quarter of 2021, subject to the fulfillment of certain conditions.

Subject to the terms of the Merger Agreement, the aggregate merger consideration with respect to all holders of Fast Radius securities outstanding immediately prior to the Closing, which will be issued in the form of shares or equity awards relating to shares of Class A common stock, will equal 100,000,000 shares of Class A common stock at a deemed value of $10.00 per share (the “Aggregate Merger Consideration”).

The Aggregate Merger Consideration will be issued to holders of Fast Radius securities at the Closing in accordance with the Merger Agreement, except that the issuance to holders of Fast Radius capital stock and Vested RSUs (as defined in the Merger Agreement) of a portion of the Aggregate Merger Consideration in an amount equal to 10,000,000 shares of Class A common stock (the “Fast Radius Earn Out Shares”) will be subject to the satisfaction of certain price targets set forth in the Merger Agreement during the five-year period following the Closing (the “Earn Out Period”), which price targets will be based upon (i) the daily volume-weighted average sale price of shares of Class A common stock quoted on The Nasdaq Capital Market (“NASDAQ”), or the exchange on which the shares of Class A common stock are then traded, for any 20 trading days within any 30 consecutive trading day period within the Earn Out Period or (ii) the per share consideration received in connection with the occurrence of certain change of control events of the combined company following Closing specified in the Merger Agreement (any such event, an “Acquiror Sale”). In the event of an Acquiror Sale in which the per share consideration received is less than a price target set forth in the Merger Agreement that has not previously occurred, the applicable provisions of the Merger Agreement will terminate and no Fast Radius Earn Out Shares will be issuable thereunder with respect to such price target in connection with or following completion of such Acquiror Sale. The Fast Radius Earn Out Shares will be issuable in two equal tranches of 5,000,000 shares of Class A common stock at the time that the Class A common stock reaches a value, as calculated above, of $15.00 and $20.00, respectively, and will be allocated among the applicable holders of Fast Radius capital stock and Vested RSUs on a pro rata basis in accordance with the Merger Agreement.

In connection with the Closing, the shares (the “Founder Shares”) of Class B common stock issued prior to the Company’s initial public offering that are held by the Sponsor, our independent directors and GSAM will automatically convert into shares of Class A common stock on a one-for-one basis (the “Converted Shares”). 10% of the Converted Shares held by the Sponsor (the “Sponsor Earn Out Shares”) will be subject to vesting upon the satisfaction of certain price targets set forth in the sponsor support agreement the Company entered into with the Sponsor and its independent directors concurrently with the execution of the Merger Agreement (the “Sponsor Support Agreement”) during the Earn Out Period, which price targets will be based upon the (i) the daily volume-weighted average sale price of shares of Class A common stock quoted on NASDAQ, or the exchange on which the shares of Class A common stock are then traded, for any 20 trading days within any 30 consecutive trading day period within the Earn Out Period or (ii) the per share consideration received in connection with an Acquiror Sale. In the event of an Acquiror Sale in which the per share consideration received is less than a price target set forth in the above that has not previously occurred, the applicable provisions of the Sponsor Support Agreement will terminate and no Sponsor Earn Out Shares will be issuable thereunder with respect to such price target in connection with or following completion of such Acquiror Sale. The Sponsor Earn Out Shares will vest in two equal tranches of 407,000 shares of Class A common stock at the time that the Class A common stock reaches a value, as calculated above, of $15.00 and $20.00, respectively.

In connection with the execution of the Merger Agreement, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with certain investors, including the Sponsor (collectively, the “PIPE Investors”), pursuant to which the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the PIPE Investors, an aggregate of 7,500,000 shares of Class A common stock (1,000,000 shares of which will be issued and sold to the Sponsor in its capacity as a PIPE Investor) for a purchase price of $10.00 per share, or an aggregate of $75,000,000, in a private placement (the “PIPE Investment”). The closing of the PIPE Investment will occur substantially concurrently with the consummation of the Business Combination and is conditioned thereon and on other customary closing conditions. The shares of Class A common stock to be issued pursuant to the Subscription Agreements will not be registered under the Securities Act and will be issued in reliance upon the exemption provided under Section 4(a)(2) of the Securities Act.

Concurrently with the execution of the Merger Agreement, the Company, the Sponsor and GSAM, in its capacity as investment adviser on behalf of the GSAM Client Accounts, entered into the Side Letter to the Forward Purchase Agreement, pursuant to which GSAM irrevocably consented to purchase from the Company, and the Company agreed to issue and sell to GSAM, 2,500,000 Forward Purchase Units, each consisting of the Forward Purchase Shares and the Forward Purchase Warrants, at a price of $10.00 per Forward Purchase Unit, or an aggregate of $25,000,000, in a private placement to be consummated substantially concurrently with the consummation of the Business Combination. Each whole Forward Purchase Warrant will be exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share. The Company and the Sponsor also waived GSAM’s potential obligation to forfeit shares of Class B common stock under the circumstances contemplated by the Forward Purchase Agreement in connection with the Closing.

On July 30, 2021, the Company issued an unsecured promissory note in the principal amount of $1,500,000 to an affiliate of its Sponsor, which may be drawn down by the Company from time to time upon written notice to the lender. The Note does not bear interest and is repayable in full upon consummation of the Company’s Business Combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the holder of the Note (or a permitted assignee) shall have the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the Note into that number of Working Capital Warrants equal to the principal amount of the Note so converted divided by $1.50. The terms of the Working Capital Warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company’s initial public offering. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of August 16, 2021, the Company had borrowed approximately $249,700 under the Note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to ECP Environmental Growth Opportunities Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to ENNV Holdings, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

Convertible Promissory Note

On July 30, 2021, the Company issued an unsecured promissory note in the principal amount of $1,500,000 to an affiliate of the Sponsor, which may be drawn down by the Company from time to time upon written notice to the lender. The Note does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the holder of the Note (or a permitted assignee) shall have the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the Note into that number of Working Capital Warrants equal to the principal amount of the Note so converted divided by $1.50. The terms of the Working Capital Warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company’s initial public offering. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of August 16, 2021, the Company had borrowed approximately $249,700 under the Note.

Merger Agreement

On July 18, 2021, the Company entered into the Merger Agreement by and among the Company, Merger Sub, and Fast Radius, pursuant to which Merger Sub will merge with and into Fast Radius, with Fast Radius surviving such merger as a wholly owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). At the Closing, the Company will be renamed “Fast Radius, Inc.” The Business Combination is expected to be consummated in the fourth quarter of 2021, subject to the fulfillment of certain customary closing conditions.

Subject to the terms of the Merger Agreement, the aggregate merger consideration with respect to all holders of Fast Radius securities outstanding immediately prior to the Closing, which will be issued in the form of shares or equity awards relating to shares of Class A common stock, will equal 100,000,000 shares of Class A common stock at a deemed value of $10.00 per share (the “Aggregate Merger Consideration”).

The Aggregate Merger Consideration will be issued to holders of Fast Radius securities at the Closing in accordance with the Merger Agreement, except that the issuance to holders of Fast Radius capital stock and Vested RSUs (as defined in the Merger Agreement) of a portion of the Aggregate Merger Consideration in an amount equal to 10,000,000 shares of Class A common stock (the “Fast Radius Earn Out Shares”) will be subject to the satisfaction of certain price targets set forth in the Merger Agreement during the five-year period following the Closing (the “Earn Out Period”), which price targets will be based upon (i) the daily volume-weighted average sale price of shares of Class A common stock quoted on The Nasdaq Capital Market (“NASDAQ”), or the exchange on which the shares of Class A common stock are then traded, for any 20 trading days within any 30 consecutive trading day period within the Earn Out Period or (ii) the per share consideration received in connection with the occurrence of certain change of control events of the combined company following Closing specified in the Merger Agreement (any such event, an “Acquiror Sale”). In the event of an Acquiror Sale in which the per share consideration received is less than a price target set forth in the Merger Agreement that has not previously occurred, the applicable provisions of the Merger Agreement will terminate and no Fast Radius Earn Out Shares will be issuable thereunder with respect to such price target in connection with or following completion of such Acquiror Sale. The Fast Radius Earn Out Shares will be issuable in two equal tranches of 5,000,000 shares of Class A common stock at the time that the Class A common stock reaches a value, as calculated above, of $15.00 and $20.00, respectively, and will be allocated among the applicable holders of Fast Radius capital stock and Vested RSUs on a pro rata basis in accordance with the Merger Agreement.

In connection with the Closing, the shares (the “Founder Shares”) of Class B common stock issued prior to the Company’s initial public offering that are held by the Sponsor, our independent directors and GSAM will automatically convert into shares of Class A common stock on a one-for-one basis (the “Converted Shares”). 10% of the Converted Shares held by the Sponsor (the “Sponsor Earn Out Shares”) will be subject to vesting upon the satisfaction of certain price targets set forth in the sponsor support agreement the Company entered into with the Sponsor and its independent directors concurrently with the execution of the Merger Agreement (the “Sponsor Support Agreement”) during the Earn Out Period, which price targets will be based upon the (i) the daily volume-weighted average sale price of shares of Class A common stock quoted on NASDAQ, or the exchange on which the shares of Class A common stock are then traded, for any 20 trading days within any 30 consecutive trading day period within the Earn Out Period or (ii) the per share consideration received in connection with an Acquiror Sale. In the event of an Acquiror Sale in which the per share consideration received is less than a price target set forth in the above that has not previously occurred, the applicable provisions of the Sponsor Support Agreement will terminate and no Sponsor Earn Out Shares will be issuable thereunder with respect to such price target in connection with or following completion of such Acquiror Sale. The Sponsor Earn Out Shares will vest in two equal tranches of 407,000 shares of Class A common stock at the time that the Class A common stock reaches a value, as calculated above, of $15.00 and $20.00, respectively.

Private Placements

In connection with the execution of the Merger Agreement, the Company entered into the Subscription Agreements with the PIPE Investors, pursuant to which the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the PIPE Investors, an aggregate of 7,500,000 shares of Class A common stock (1,000,000 shares of which will be issued and sold to the Sponsor in its capacity as a PIPE Investor) for a purchase price of $10.00 per share, or an aggregate of $75,000,000, in the PIPE Investment. The closing of the PIPE Investment will occur substantially concurrently with the consummation of the Business Combination and is conditioned thereon and on other customary closing conditions. The shares of Class A common stock to be issued pursuant to the Subscription Agreements will not be registered under the Securities Act and will be issued in reliance upon the exemption provided under Section 4(a)(2) of the Securities Act.

Concurrently with the execution of the Merger Agreement, the Company, the Sponsor and GSAM, in its capacity as investment adviser on behalf of the GSAM Client Accounts, entered into the Side Letter to the Forward Purchase Agreement, pursuant to which GSAM irrevocably consented to purchase from the Company, and the Company agreed to issue and sell to GSAM, 2,500,000 Forward Purchase Units, each consisting of the Forward Purchase Shares and the Forward Purchase Warrants, at a price of $10.00 per Forward Purchase Unit, or an aggregate of $25,000,000, in a private placement to be consummated substantially concurrently with the consummation of the Business Combination. Each whole Forward Purchase Warrant will be exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share. The Company and the Sponsor also waived GSAM’s potential obligation to forfeit shares of Class B common stock under the circumstances contemplated by the Forward Purchase Agreement in connection with the Closing.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from October 29, 2020 (inception) through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering and placed in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2021, we had a net operating loss of $1,136,718 and $1,422,261, respectively, which consists of general and administrative expenses and franchise tax expense.

Liquidity and Capital Resources

As of June 30, 2021, we had cash of $204,797 outside of the Trust Account and working capital of $18,502. Until the consummation of the Initial Public Offering, our only sources of liquidity were an initial purchase of common stock by the Sponsor and a loan from an affiliate of our Sponsor. Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, formation and offering costs paid by the Sponsor on the Company’s behalf in an aggregate amount of $188,149, which were repaid and the remaining net proceeds from the Initial Public Offering and Private Placement (as described in Note 3 and 4).

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

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $345,000,000 was placed in the Trust Account and we had $1,991,625 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, available for working capital purposes. We paid a total of $6,900,000 in underwriting discounts and commissions and $631,427 for other cash offering costs related to the Initial Public Offering. Additional offering costs of $35,643 were incurred during the three months ended June 30, 2021. In addition, the underwriters agreed to defer $12,075,000 in underwriting discounts and commissions.

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

On July 30, 2021, the Company issued an unsecured promissory note in the principal amount of $1,500,000 to an affiliate of the Sponsor, which may be drawn down by the Company from time to time upon written notice to the lender. The Note does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the holder of the Note (or a permitted assignee) shall have the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the Note into that number of Working Capital Warrants equal to the principal amount of the Note so converted divided by $1.50. The terms of the Working Capital Warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company’s initial public offering. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of August 16, 2021, the Company had borrowed approximately $249,700 under the Note.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

In connection with the execution of the Merger Agreement, the Company entered into the Subscription Agreements with the PIPE Investors, pursuant to which the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the PIPE Investors, an aggregate of 7,500,000 shares of Class A common stock (1,000,000 shares of which will be issued and sold to the Sponsor in its capacity as a PIPE Investor) for a purchase price of $10.00 per share, or an aggregate of $75,000,000, in the PIPE Investment. The closing of the PIPE Investment will occur substantially concurrently with the consummation of the Business Combination and is conditioned thereon and on other customary closing conditions. The shares of Class A common stock to be issued pursuant to the Subscription Agreements will not be registered under the Securities Act and will be issued in reliance upon the exemption provided under Section 4(a)(2) of the Securities Act.

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

Concurrently with the execution of the Merger Agreement, the Company, the Sponsor and GSAM, in its capacity as investment adviser on behalf of the GSAM Client Accounts, entered into the Side Letter, pursuant to which GSAM irrevocably consented to purchase from the Company, and the Company agreed to issue and sell to GSAM, 2,500,000 Forward Purchase Units at a price of $10.00 per Forward Purchase Unit, or an aggregate of $25,000,000, in a private placement to be consummated substantially concurrently with the consummation of the Business Combination. The Company and the Sponsor also waived GSAM’s potential obligation to forfeit shares of Class B common stock under the circumstances contemplated by the Forward Purchase Agreement in connection with the Closing.

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. We have identified the following critical accounting policies effecting our financial statements:

Warrant Liabilities and Forward Purchase Agreement

We account for the Warrants and Forward Purchase Agreement as either equity-classified or liability-classified instruments based on an assessment of the specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and Forward Purchase Agreement are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Warrants and Forward Purchase Agreement meet all of the requirements for equity classification under ASC 815, including whether the Warrants and Forward Purchase Agreement are indexed to our own shares of Class A common stock and whether the holders of Warrants and Forward Purchase Units could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and Forward Purchase Agreement and as of each subsequent quarterly period end date while the Warrants and Forward Purchase Agreement are outstanding. For issued or modified Warrants and Forward Purchase Agreement that meet all of the criteria for equity classification, such Warrants and Forward Purchase Agreement are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants and Forward Purchase Agreement that do not meet all the criteria for equity classification, such Warrants and Forward Purchase Agreement are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified Warrants and Forward Purchase Agreement are recognized as a non-cash gain or loss on the statements of operations.

We account for the Warrants and Forward Purchase Agreement in accordance with the guidance contained in ASC 815-40 under which the Warrants and Forward Purchase Agreement do not meet the criteria for equity treatment and must be recorded as liabilities.

Accordingly, we classify the Warrants and Forward Purchase Agreement as liabilities at their fair value and adjust the Warrants and Forward Purchase Agreement to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed consolidated statement of operations. See Note 6 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the pertinent terms of the Warrants and Forward Purchase Agreement and Note 8 for further discussion of the methodology used to determine the value of the liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock shares are classified as stockholders’ equity. Our Class A common stock shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stocks subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our unaudited condensed consolidated balance sheet.

Net Earnings (Loss) per Share

We apply the two-class method in calculating net earnings or loss per share. Net income or loss per share, basic and diluted, for the Class A redeemable common stock is calculated by dividing any interest and dividends income earned on the Trust Account, net of applicable taxes, by the weighted average number of redeemable Class A common stock outstanding for the period. Net loss per common stock share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net income for the period, less income attributable to the shares of Class A common stock, by the weighted average number of Class A and Class B non-redeemable common stock shares outstanding for the period. Non-redeemable common stock shares include the Class B Founder Shares, as these shares do not have any redemption features and do not participate in the income earned on the funds held in the Trust Account.

Offering Costs

Offering costs consist of legal, accounting, underwriting and other costs incurred through the condensed consolidated balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering in February 2021, the offering costs are allocated between stockholders’ equity and other expenses based on the fair value of warrant liabilities relative to the Initial Public Offering proceeds recognized in stockholders’ equity.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any material market or interest rate risk. The net proceeds from our Initial Public Offering held in the Trust Account have been invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, and in light of the material weakness identified in the Quarterly Report on Form 10-Q that we filed with the SEC on May 24, 2021, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) as of June 30, 2021 were not effective.

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

Changes in Internal Control over Financial Reporting

In light of this material weakness, the Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. Specifically, we have expanded and improved our review process for complex securities and related accounting standards, including enhancing access to accounting literature and improving identification of third-party professionals with whom to consult regarding complex accounting applications. Other than as described herein, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on February 10, 2021 and our quarterly report on Form 10-Q filed with the SEC on May 24, 2021 (“Q1 10-Q”). As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus or Q1 10-Q filed with the SEC.

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

We paid a total of $6,900,000 in underwriting discounts and commissions and $667,070 for other offering costs related to the Initial Public Offering. In addition, the underwriters agreed to defer $12,075,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6.Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECP ENVIRONMENTAL GROWTH OPPORTUNITIES CORP.

Date: August 19, 2021	By:	/s/ Tyler Reeder
	Name:	Tyler Reeder
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2021	By:	/s/ Drew Brown
	Name:	Drew Brown
	Title:	Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)