Form 10-Q
period 2021-09-30
ECP Environmental Growth Opportunities Corp.
filed 2021-11-22
CIK 1832351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 22, 2021, there were 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ECP Environmental Growth Opportunity Corp.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ECP Environmental Growth Opportunities Corp.

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash	$133,154	$24,980
Prepaid expenses	725,543	—
Total current assets	858,697	24,980
Deferred offering costs associated with public offering	—	369,379
Marketable securities held in Trust Account	345,026,384	—
Other assets	260,400	—
Total assets	$346,145,481	$394,359
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$195,396	$100,187
Due to related party	399,702	—
Accrued expenses	1,355,257	269,192
Franchise tax payable	119,400	—
Total current liabilities	2,069,755	369,379
Warrant liabilities	12,312,430	—
Forward purchase agreement	100,000	—
Deferred underwriting commission	12,075,000	—
Total liabilities	26,557,185	369,379
Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 34,500,000 shares at $10.00 redemption value	345,000,000	—
Stockholders' (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized; -0- shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	1,362,100	24,137
Accumulated deficit	(26,774,667)	(20)
Total stockholders' (deficit) equity	(25,411,704)	24,980
Total liabilities and stockholders' (deficit) equity	$346,145,481	$394,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECP Environmental Growth Opportunities Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
General and administrative	$1,484,290	$2,837,151
Franchise tax expense	50,000	119,400
Loss from operations	(1,534,290)	(2,956,551)
Other Income (Expense)
Offering costs allocated to derivative liabilities	—	(750,743)
Offering costs on Founder Shares issued to related party	—	(1,249,759)
Interest and dividends earned on marketable securities held in Trust Account	4,440	26,384
Change in fair value of warrant liabilities	8,535,903	9,926,785
Change in fair value of forward purchase agreement	1,648,750	1,408,461
Net income	$8,654,803	$6,404,577
Weighted average shares outstanding of Class A redeemable common stock, basic and diluted	34,500,000	29,318,681
Basic and diluted net earnings per share of redeemable common stock, Class A	$0.20	$0.17
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	8,625,000	8,456,044
Basic and diluted net earnings per share of non-redeemable common stock, Class B	$0.20	$0.17

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECP Environmental Growth Opportunities Corp.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

For the three and nine months ended September 30, 2021

(Unaudited)

	Common Stock				Additional Paid-In Capital		Accumulated Deficit		Total Stockholders' Equity (Deficit)

	Class B
	Shares	_	Amount	_		-		_
Balance as of January 1, 2021	8,625,000		$ 863		$ 24,137		$ (20)		$ 24,980
Excess cash received over fair value of Private Placement Warrants	—		—		41,360		—		41,360
Accretion of Class A Common Stock to redemption value (as restated)	—		—		(65,497)		(33,179,224)		(33,244,721)
Net income	—		—		—		8,028,639		8,028,639
Balance as of March 31, 2021 (as restated)	8,625,000		$ 863		$ —		$ (25,150,605)		$ (25,149,742)
Share-based compensation, cash offering costs, and offering costs on Founder Shares issued to related party and directors (as restated)	—		—		2,647,500		—		2,647,500
Accretion of Class A Common Stock to redemption value (as restated)	—		—		(1,285,400)		—		(1,285,400)
Net loss	—		—		—		(10,278,865)		(10,278,865)
Balance as of June 30, 2021 (as restated)	8,625,000		$ 863		$ 1,362,100		$ (35,429,470)		$ (34,066,507)
Net income	—		—		—		8,654,803		8,654,803
Balance as of September 30, 2021	8,625,000		$ 863		$ 1,362,100		$ (26,774,667)		$ (25,411,704)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECP Environmental Growth Opportunities Corp.

Condensed Consolidated Statement of Cash Flows

For the nine months ended September 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net Income	$6,404,577
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities and forward purchase agreement	(11,335,246)
Interest and dividends earned on marketable securities held in Trust Account	(26,384)
Offering costs allocated to derivative warrant liabilities	750,743
Share-based compensation and offering costs on Founder Shares issued to related party and directors	1,397,741
General and administrative expenses paid by related party	11,775
Changes in operating assets and liabilities
Prepaid expenses	(725,543)
Other assets	(260,400)
Accounts payable	180,397
Franchise tax payable	119,400
Accrued expenses	1,339,494
Net cash used in operating activities	(2,143,446)
Cash Flows from Investing Activities:
Investment of cash into Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)
Cash Flows from Financing Activities:
Repayment of Sponsor loan	(188,149)
Working capital loan from related party	399,702
Proceeds from Initial Public Offering, net of underwriters’ fees	338,100,000
Proceeds from Private Placement Warrants	9,400,000
Payment of other offering costs	(459,933)
Net cash provided by financing activities	347,251,620

Net increase in cash	108,174
Cash - beginning of period	24,980
Cash - end of period	$133,154

Supplemental disclosure of noncash financing activities:
Deferred underwriting fees payable	$12,075,000
Deferred offering costs included in accounts payable	$14,999
Deferred offering costs included in accrued expenses	$15,763
Deferred offering costs paid through promissory note – related party	$(176,374)
Deferred offering costs in accrued offering costs and accounts payable at December 31, 2020	$369,379
Offering costs associated with Founder Shares issued to related party included in APIC	$2,457,259

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECP ENVIRONMENTAL GROWTH OPPORTUNITIES CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2021

Note 1—Description of Organization and Business Operations

ECP Environmental Growth Opportunities Corp. (the “Company”) is a blank check company formed as a Delaware corporation on October 29, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (“Business Combination”). ENNV Merger Sub, Inc. (“Merger Sub”) is a wholly owned subsidiary of the Company formed as a Delaware corporation on June 24, 2021.

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company has selected December 31 as its fiscal year end.

On February 11, 2021, the Company consummated its Initial Public Offering of 34,500,000 units (the “Units”), including 4,500,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $345,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company completed two private sales of an aggregate 6,266,667 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per Private Placement Warrant (the “Private Placements”), to ENNV Holdings, LLC (the “Sponsor”) and Goldman Sachs Asset Management, L.P. (“GSAM”), in its capacity as investment adviser on behalf of its clients (the “GSAM Client Accounts”), generating aggregate gross proceeds to the Company of $9,400,000, which is described in Note 4.

Offering costs consist of legal, accounting, underwriting and other costs incurred through the condensed consolidated balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering in February 2021, the offering costs totaling $19,606,427 were allocated between stockholders’ equity ($18,855,685) and other expenses ($750,743) based on the fair value of warrant liabilities relative to the Initial Public Offering proceeds recognized in stockholders’ equity. During the quarter ended June 30, 2021, an additional $2.5 million in offering costs were recognized on Founder Shares issued to related party, as well as approximately $35,000 additional cash offering costs.

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

On July 18, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Merger Sub, and Fast Radius, Inc., a Delaware corporation (“Fast Radius”), pursuant to which Merger Sub will merge with and into Fast Radius, with Fast Radius surviving such merger as a wholly owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). At the closing of the Merger (the “Closing”), the Company will be renamed “Fast Radius, Inc.” The Business Combination is expected to be consummated in the fourth quarter of 2021, subject to the fulfillment of certain customary closing conditions.

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

The Company will provide its holders of the public shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated certificate of incorporation, which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the

Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the transaction. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Company’s Amended and Restated Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A common stock without the prior consent of the Company.

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

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

As of September 30, 2021, the Company had $133,154 of cash outside of the Trust Account and a working capital deficit of $1,211,058.

On July 30, 2021, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $1,500,000 to an affiliate of the Sponsor, which may be drawn down by the Company from time to time upon written notice to the lender. The Note does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the holder of the Note (or a permitted assignee) shall have the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the Note into that number of warrants to purchase one share of Class A Common Stock, $0.0001 par value per share, of the Company (the “Working Capital Warrants”) equal to the principal amount of the Note so converted divided by $1.50. The terms of the Working Capital Warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company’s Initial Public Offering. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of September 30, 2021, the $399,702 drawn against the Note has not been converted to warrants.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these consolidated financial statements were issued. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 2—Restatement of Previously Issued Consolidated Financial Statements

In connection with the preparation of the Company’s condensed consolidated financial statements as of and for the period ended September 30, 2021, management determined it should restate its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering and when shares were sold pursuant to the exercise of the underwriters’ overallotment, it had improperly classified its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001, due to the NASDAQ’s minimum net tangible asset requirement. Management determined that the Class A common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has recorded a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. Additionally, the condensed consolidated statements of operations has changes solely related to weighted average shares and earnings (loss) per share.

There has been no change in the Company’s total assets, liabilities, or operating results.

The impact of the restatement on the Company’s consolidated financial statements included in its Form 10-Q for the period ending June 30, 2021 as filed with the SEC on August 20, 2021, and Form 10-Q for the period ending March 31, 2021 as filed with the SEC on May 24, 2021 is reflected in the following table:

	As of June 30, 2021
	As Previously
Condensed Consolidated Balance Sheet	Reported	Adjustment	As Restated
Common stock subject to possible redemption	$305,933,489	$39,066,511	$345,000,000
Stockholders' equity (deficit)
Class A common stock - $0.0001 par value	391	(391)	—
Additional paid-in capital	10,278,770	(8,916,670)	1,362,100
Accumulated deficit	(5,280,021)	(30,149,451)	(35,429,470)
Total Stockholders' equity (deficit)	$5,000,003	$(39,066,512)	$(34,066,507)

	Three Months Ended June 30, 2021
	As Previously
Condensed Consolidated Statement of Operations	Reported	Adjustment	As Restated
Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	31,475,333	3,024,667	34,500,000
Weighted average shares outstanding of Class A and B non-redeemable common stock, basic and diluted	11,649,667	(11,649,667)	—
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	—	8,625,000	8,625,000
Basic and diluted earnings (net loss) per share, Class A common stock subject to possible redemption	$0.00	$(0.24)	$(0.24)
Basic and diluted earnings (net loss) per share of non-redeemable common stock, Class A and B	$(0.88)	$0.88	$0.00
Basic and diluted earnings (net loss) per share, Class B non-redeemable common stock	$0.00	$(0.24)	$(0.24)

	Six Months Ended June 30, 2021
	As Previously
Condensed Consolidated Statement of Operations	Reported	Adjustment	As Restated
Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	31,177,650	(4,492,567)	26,685,083
Weighted average shares outstanding of Class A and B non-redeemable common stock, basic and diluted	11,692,516	(11,692,516)	—
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	—	8,370,166	8,370,166
Basic and diluted earnings (net loss) per share, Class A common stock subject to possible redemption	$0.00	$(0.06)	$(0.06)
Basic and diluted earnings (net loss) per share of non-redeemable common stock, Class A and B	$(0.19)	$0.19	$0.00
Basic and diluted earnings (net loss) per share, Class B non-redeemable common stock	$0.00	$(0.06)	$(0.06)

	Three Months Ended June 30, 2021
Condensed Consolidated Statement of Changes in Stockholders' Deficit	As Previously Reported	Adjustment	As Restated
Offering costs	$ (35,641)	$ 35,641	$ —
Share-based compensation and offering costs on Founder Shares issued to related party and directors	1,397,741	1,249,759	2,647,500
Change in value of common stock subject to possible redemption	8,916,760	(8,916,760)	—
Accretion of Class A Common Stock to redemption value	—	(1,285,400)	(1,285,400)

	Six Months Ended June 30, 2021
Condensed Consolidated Statement of Changes in Stockholders' Deficit	As Previously Reported	Adjustment	As Restated
Sale of Units in initial public offering, less fair value of public warrants	$332,119,425	$(332,119,425)	$—
Offering costs	(18,891,326)	18,891,326	—
Forward purchase agreement	(1,508,461)	1,508,461	—
Common stock subject to possible redemption	(314,850,250)	314,850,250	—
Share-based compensation and offering costs on Founder Shares issued to related party and directors	1,397,741	1,249,759	2,647,500
Change in value of common stock subject to possible redemption	8,916,760	(8,916,760)	—
Accretion of Class A Common Stock to redemption value	—	(34,530,121)	(34,530,121)

	As of March 31, 2021
	As Previously
Condensed Balance Sheet	Reported	Adjustment	As Restated
Common stock subject to possible redemption	$314,850,250	$30,149,750	$345,000,000
Stockholders' equity (deficit)
Class A common stock - $0.0001 par value	301	(301)	—
Retained earnings (Accumulated deficit)	4,998,844	(30,149,449)	(25,150,605)
Total Stockholders' equity (deficit)	$5,000,008	$(30,149,750)	$(25,149,742)
	Three Months Ended March 31, 2021
	As Previously
Condensed Statement of Operations	Reported	Adjustment	As Restated
Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	30,625,007	(11,841,674)	18,783,333
Weighted average shares outstanding of Class A and B non-redeemable common stock, basic and diluted	10,754,314	(10,754,314)	—
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	—	8,112,500	8,112,500
Basic and diluted earnings (net loss) per share, Class A common stock subject to possible redemption	$0.00	$0.30	$0.30
Basic and diluted earnings (net loss) per share of non-redeemable common stock, Class A and B	$0.74	$(0.74)	$0.00
Basic and diluted earnings (net loss) per share, Class B non-redeemable common stock	$0.00	$0.30	$0.30

	Three Months Ended March 31, 2021
Condensed Statement of Changes in Stockholders' Deficit	As Previously Reported	Adjustment	As Restated
Sale of Units in initial public offering, less fair value of public warrants	$ 332,119,425	$(332,119,425)	$—
Offering costs	(18,855,685)	18,855,685	—
Forward purchase agreement	(1,508,461)	1,508,461	—
Common stock subject to possible redemption	(314,850,250)	314,850,250	—
Accretion of Class A Common Stock to redemption value	—	(33,244,721)	(33,244,721)

	As of February 11, 2021
	As Previously
Condensed Balance Sheet	Reported	Adjustment	As Restated
Common stock subject to possible redemption	$306,070,895	$38,929,105	$345,000,000
Stockholders' equity (deficit)
Class A common stock - $0.0001 par value	389	(389)	—
Additional paid-in capital	5,749,492	(5,749,492)	—
Retained earnings (Accumulated deficit)	(750,742)	(33,179,224)	(33,929,966)
Total Stockholders' equity (deficit)	$5,000,002	$(38,929,105)	$(33,929,103)

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals and recurring adjustments) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Company’s prospectus for its Initial Public Offering as filed with the SEC on February 10, 2021 and Form 10-Q filed with the SEC on May 24, 2021.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Merger Sub, as of September 30, 2021. Merger Sub had no assets or liabilities as of September 30, 2021. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $133,154 in cash and no cash equivalents, outside of the funds held in the Trust Account, as of September 30, 2021.

Derivative Financial Instruments

The Company accounts for the Warrants, Forward Purchase Agreement (as defined below), and Working Capital Loan conversion option (collectively, the “Instruments”) in accordance with the guidance contained in ASC 815-40 under which the Instruments do not meet the criteria for equity treatment and must be recorded as liabilities. The conversion feature within the Working Capital Loan gives the Sponsor an option to convert the loan to warrants of the Company’s Class A common stock. This bifurcated feature is assessed at the end of each reporting period to conclude whether additional liability should be recorded. The Instruments are subjected to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. See Note 6 and 7 for further discussion of the pertinent terms of the Warrants and Forward Purchase Agreement and Note 9 for further discussion of the methodology used to determine the value of the Warrants, Forward Purchase Agreement, and Working Capital Loan conversion option.

Cash and Marketable Securities Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were invested in money market funds.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. From the period beginning January 1, 2021 through September 30, 2021, the Company recorded accretion of Class A common stock to the redemption value in the amount of $34,530,121.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

Except for the Warrant, Forward Purchase Agreement, and Working Capital Loan Liabilities as described above, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (the “FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed consolidated balance sheets.

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

As of September 30, 2021, the carrying values of cash, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of money market funds. The fair values of Forward Purchase Agreement and Private Placement Warrants have been estimated using the trading price of the Public Warrants. Public Warrants are valued based on quoted price in active markets. See Note 6 and 7 for further discussion of the pertinent terms of the Warrants and Forward Purchase Agreement and Note 9 for further discussion of the methodology used to determine the value of the Warrants and Forward Purchase Agreement.

Offering Costs

Offering costs consist of legal, accounting, underwriting and other costs incurred through the condensed consolidated balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering in February 2021, the offering costs were allocated using the relative fair values of the company common stock and its Warrants. The costs allocated to Warrants were recognized in other expenses and those related to the Company's common stock were charged to temporary equity.

Earnings Per Share of Common Stock

Earnings per share of common stock is computed by dividing net earnings (or loss) by the weighted average number of shares issued and outstanding during the period. The Company has not considered the effect of their Forward Purchase Agreement, warrants sold in the Initial

Public Offering, private placement to purchase Class A common stock, and Working Capital Loan warrants in the calculation of diluted income per share, since the instruments are not dilutive.

At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted income per share is the same as basic income per share for the periods presented.

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Founder Shares”). Earnings are shared pro rata between the two classes of shares as long as an Initial Business Combination is consummated. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

A reconciliation of the earnings per share is below:

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Numerator: Earnings allocable to Redeemable Class A Common Stock
Net Earnings allocable to Redeemable Class A Common Stock	$6,923,842	$4,970,883

Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A	34,500,000	29,318,681
Basic and diluted net earnings per share, Redeemable Class A	$0.20	$0.17

Non-Redeemable Class B Common Stock
Numerator: Net Income allocable to Non-Redeemable Net Earnings
Net Income allocable to Non-Redeemable Class B Common Stock	$1,730,961	$1,433,694

Denominator: Weighted Average Non-Redeemable Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class B	8,625,000	8,456,044
Basic and diluted net earnings per share, Non-Redeemable Class B	$0.20	$0.17

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s provision for income taxes and deferred tax assets were deemed to be de minimis as of September 30, 2021 and December 31, 2020.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require only separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Note 4—Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 34,500,000 Units at a purchase price of $10.00 per Unit, including 4,500,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. Each Unit consists of one share of Class A common stock and one-quarter of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

Simultaneously with the closing of the Initial Public Offering, the Company completed two private sales of an aggregate 6,266,667 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant, to the Sponsor and GSAM, in its capacity as investment adviser on behalf of the GSAM Client Accounts, generating aggregate gross proceeds to the Company of $9,400,000. The Private Placement Warrants are identical to the warrants sold as part of the Units in the Initial Public Offering, except that the Sponsor and GSAM have agreed not to transfer, assign, or sell any of the Private Placement Warrants (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination. So long as the Private Placement Warrants are held by the Sponsor, GSAM, the GSAM Client Accounts or their permitted transferees, the Private Placement Warrants will not be redeemable for cash by the Company and will be exercisable on a cashless basis.

Note 5—Related Party Transactions

Founder Shares

On December 8, 2020, the Sponsor paid an aggregate of $25,000 in exchange for the issuance of 8,625,000 shares of Class B common stock (the “Founder Shares”). On December 23, 2020, the Company effected a 6-for-5 reverse stock split with respect to the Class B common stock, resulting in the Sponsor holding an aggregate of 7,187,500 Founder Shares. On January 26, 2021, the Company effectuated a 5-for-6 split of the Founder Shares, resulting in an aggregate outstanding amount of 8,625,000 Founder Shares. All share and per-share amounts have been restated to reflect the stock split, as reflected in the Company’s audited financial statements as of December 31, 2020. In January 2021, the Sponsor transferred 35,000 Founder Shares to each of Tracy McKibben, Kathryn E. Coffey, Richard Burke and David Lockwood, our independent director nominees, at their original issue price. The Company has recognized this transfer as a compensation expense in accordance with SEC Staff Accounting Bulletin 5T and ASC Topic 718 Compensation – Stock Compensation. Under the agreement, the recipients’ shares must be returned to the Sponsor if the recipients do not become directors of the Company at the time of the Company’s Initial Public Offering, is removed from office as a director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company. The vesting condition under ASC Topic 718 Compensation – Stock Compensation is the completion of the business combination. The fair value of the Founder Shares issued in this arrangement was determined using the price of the Company’s Class A common stock and the probability of the success of the Business Combination.

The holders of the Founder Shares agreed to forfeit up to an aggregate of 1,125,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional shares is not exercised in full by the underwriters. As the underwriters’ option to purchase additional shares was exercised in full, forfeiture of Founder Shares did not occur.

The Initial Stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (1) one year after the completion of the initial Business Combination and (2) the date on which the Company consummates a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after the initial Business Combination that results in all stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “lock-up”). Notwithstanding the foregoing, if the last reported sale price of common stock shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lock-up.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans” or “Note”). On July 30, 2021, the Company issued an unsecured promissory note in the principal amount of $1,500,000 to an affiliate of the Sponsor, which may be drawn down by the Company from time to time upon written notice to the lender. The Note does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the holder of the Note (or a permitted assignee) shall have the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the Note into that number of Working Capital Warrants equal to the principal amount of the Note so converted divided by $1.50. The conversion option should be bifurcated and accounted for as a derivative in accordance with ASC 815.  However, the exercise price of the underlying warrants was greater than the warrant fair value as of September 30, 2021, and when the Note was drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert the Note to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option.

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

As of September 30, 2021, there was a balance of $399,702 under this loan.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of our Sponsor a total of $10,000 per month, until the earlier of the completion of the initial Business Combination and the liquidation of the trust assets, for office space, utilities, administrative and support services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company expensed $30,000 and $77,143 in monthly administrative support services, respectively, with $10,000 and $0 of these expenses included in accrued expenses as of September 30, 2021 and December 31, 2020, respectively.

Due to Related Party

On January 26, 2021, the Company entered into a promissory note pursuant to which Energy Capital Partners Management, LP (“ECP”) agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The promissory note was repaid in full upon the Initial Public Offering.

Note 6—Commitments & Contingencies

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

Forward Purchase Agreement

On January 24, 2021, the Company entered into a Forward Purchase Agreement with GSAM, in its capacity as investment adviser on behalf of the GSAM Client Accounts, as amended by the First Amendment to Forward Purchase Agreement, dated as of January 31, 2021 (as so amended, the “Forward Purchase Agreement”), pursuant to which the GSAM Client Accounts committed to purchase an aggregate of up to 5,000,000 forward purchase units (the “Forward Purchase Units”), consisting of one share of the Company’s Class A common stock (the “Forward Purchase Shares”) and one-quarter of one warrant (the “Forward Purchase Warrants”), for $10.00 per Forward Purchase Unit, or an aggregate maximum amount of $50,000,000, in a private placement to close simultaneously with the closing of the Company’s initial Business Combination. Each whole Forward Purchase Warrant is exercisable to purchase one share of our Class A common stock at $11.50 per share. The Forward Purchase Warrants will have the same terms as the Public Warrants and the Forward Purchase Shares will be identical to the shares of Class A common stock included in the units sold in the Initial Public Offering, except the Forward Purchase Shares and the Forward Purchase Warrants will be subject to transfer restrictions and certain registration rights. The funds from the sale of the Forward Purchase Units may be used to fund the purchase price of the Business Combination or for the working capital needs of the post-transaction company. The Forward Purchase Agreement is independent of the percentage of stockholders electing to redeem their public shares and may provide the Company with an increased minimum funding level for the initial Business Combination. On February 11, 2021, the Sponsor transferred 345,000 Founder Shares to GSAM in connection with their commitments on the Forward Purchase Agreement and the Private Placement Warrants. The Company has recognized part of this transfer as an offering cost related to a fair value instrument ($1.25 million) and the remainder as a reduction of temporary equity ($1.2 million) during the nine months ended September 30, 2021. The Founder Shares transferred were valued by reference to the fair values of the Class A common stock and the probability of the success of the Business Combination. Pursuant to the terms of the Forward Purchase Agreement, GSAM agreed to forfeit and return to the Sponsor (i) 172,500 Founder Shares if GSAM did not purchase at least 2,500,000 Forward Purchase Units pursuant to the Forward Purchase Agreement and (ii) 172,500 Founder Shares if, at the time GSAM provided or withheld its consent to the Company’s initial Business Combination, GSAM owned a number of shares of Class A common stock less than the number of public shares it purchased at closing of the Company’s Initial Public Offering. Founder Shares linked to the purchase of 2,500,000 Forward Purchase Units were expensed due to being linked to a liability classified instrument. Founder Shares related to GSAM holding and voting the shares until the initial Business Combination are linked to Units (as described in Note 4 above) purchased in the Initial Public Offering and, as such, the associated costs were allocated between the Company’s common stock and Public Warrants contained in the Units based on the respective fair values. Costs allocated to the Company’s stock were deferred and recorded as a reduction to temporary equity, while the costs allocated to Public Warrants were expensed.

Concurrently with the execution of the Merger Agreement on July 18, 2021, the Company, the Sponsor and GSAM, in its capacity as investment adviser on behalf of the GSAM Client Accounts, entered into a side letter (the “Side Letter”) to the Forward Purchase Agreement, pursuant to which GSAM irrevocably consented to purchase from the Company, and the Company agreed to issue and sell to GSAM, 2,500,000 Forward Purchase Units at a price of $10.00 per Forward Purchase Unit, or an aggregate of $25,000,000, in a private placement to be consummated substantially concurrently with the consummation of the Business Combination. The Company and the Sponsor also waived GSAM’s potential obligation to forfeit shares of Class B common stock under the circumstances contemplated by the Forward Purchase Agreement in connection with the Closing. If the Business Combination does not occur, the Side Letter will automatically terminate and the original terms of the Forward Purchase Agreement will apply.

Note 7—Warrant Liabilities

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable, or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable and can be exercised on a cashless basis so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Stockholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Note 8—Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On December 23, 2020, the Company effected a 6-for-5 reverse stock split with respect to the Class B common stock, resulting in the Sponsor holding an aggregate of 7,187,500 Founder Shares. On January 26, 2021, the Company effectuated a 5-for-6 split of the Founder Shares, resulting in an aggregate outstanding amount of 8,625,000 Founder Shares. On September 30, 2021, 8,625,000 shares of Class B common stock were issued and outstanding. All share and per-share amounts have been restated to reflect the stock split, as reflected in the Company’s audited financial statements as of December 31, 2020.

Only holders of Class B common stock will have the right to vote on the election of directors and to remove directors prior to the initial Business Combination, and such rights may only be amended by a resolution passed by the holders of a majority of Class B common stock. On all other matters submitted to a vote of the Company’s stockholders, holders of the Class B common stock and holders of the Class A common stock will vote together as a single class, with each share of common stock entitling the holder to one vote, except as required by law or the applicable rules of the NASDAQ Capital Market (“NASDAQ”), then in effect. For so long as shares of Class B common stock remain outstanding, the Company may not amend, alter, or repeal any provision of its amended and restated certificate of incorporation in any manner that would alter or change the powers, preferences, or relative participating, optional or other special rights of the Class B common stock without the prior written consent of the holders of a majority of the shares of Class B common stock then outstanding.

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

Note 9—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2021 including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Description	Level	Fair Value
September 30, 2021	Marketable securities	1	$345,026,384

The Warrants and Forward Purchase Agreement are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants and Forward Purchase Agreement are recorded in the statement of operations each period.

The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Public Warrants	$7,131,150	$—	$—	$7,131,150
Private Placement Warrants	—	5,181,280	—	5,181,280
Forward Purchase Agreement	—	—	100,000	100,000
Total liabilities	$7,131,150	$5,181,280	$100,000	$12,412,430

On April 1, 2021, the Public Warrants surpassed the 52-day threshold waiting period to be publicly traded in accordance with the

Prospectus filed February 10, 2021. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, as of September 30, 2021, the Company classified the Public Warrants as Level 1. The Private Warrants were valued based on the trading price of Public Warrants, which is considered to be a Level 2 fair value measurement. To estimate the value of the Private Placement Warrants, the Company used the public trading price of the Public Warrants. This value was adjusted to reflect the value of the issuer call provision of the Public Warrants, as this right is not applicable to the Private Placement Warrants unless they are sold by the initial holders. At September 30, 2021, Forward Purchase Units were valued equal to the difference between the current public trading price and the purchase price, as the Forward Purchase Agreement requires the purchase of units for $10 upon a completion of the Business Combination. The Company previously valued the Forward Purchase Agreement based on the trading price of the Public Warrants, which was considered Level 2 as there was an exercise option prior to the issuance of the Side Letter. As such, the Company transferred the Forward Purchase Agreement from a Level 2 to a Level 3 liability, due to the use of the updated valuation method discussed above which includes a significant unobservable input, and factoring in assumption of the closing of the Business Combination.

Outside of the transfer of the Forward Purchase Agreement from Level 2 to Level 3, there were no transfers between Levels 1, 2, and 3 during the three months ended September 30, 2021.

The following table presents a summary of the changes in the fair value of the Derivative Liabilities:

	Public Warrant	Private Warrant	Forward purchase
	Liability	Liability	Agreement	Total
Fair value, February 11, 2021	$12,880,575	$9,358,640	$1,508,461	$23,747,676
Recognized gain on change in fair value	4,953,337	3,598,947	503,029	9,055,313
Fair value, March 31, 2021	$7,927,238	$5,759,693	$1,005,432	$14,692,363
Recognized loss on change in fair value	(4,147,762)	(3,013,640)	(743,318)	(7,904,720)
Fair value, June 30, 2021	$12,075,000	$8,773,333	$1,748,750	$22,597,083
Recognized gain on change in fair value	4,943,850	3,592,053	1,648,750	10,184,653
Fair value, September 30, 2021	$7,131,150	$5,181,280	$100,000	$12,412,430

Note 10—Subsequent events

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance, or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC on February 10, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation on October 29, 2020 and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses or entities. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering, the sale of the private placement warrants and the Forward Purchase Units (as defined herein), our capital stock, debt or a combination of cash, stock, and debt.

Proposed Business Combination

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

Amended and Restated Registration Rights Agreement

Concurrently with the execution of the Merger Agreement, the Company, the Sponsor, and certain stockholders of the Company and Fast Radius named therein entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), which became effective upon the execution of the Merger Agreement. Pursuant to the Registration Rights Agreement, the Company agreed to file a shelf registration statement with respect to the registrable securities thereunder within 30 days of the Closing. The Company will thereafter be required to maintain a registration statement that is continuously effective and to cause the registration statement to regain effectiveness in the event that it ceases to be effective. At any time that the registration statement is effective, any holder signatory to the Registration Rights Agreement may request to sell all or a portion of its securities that are registrable in an underwritten offering pursuant to the registration statement. In addition, the holders have certain “piggyback” registration rights with respect to registrations initiated by the Company. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to the Registration Rights Agreement.

Pursuant to the Registration Rights Agreement, the Sponsor, the Company’s directors and officers and certain stockholders of Fast Radius have, subject to limited exceptions, agreed to a lock-up on their respective shares of Class A common stock following consummation of the Business Combination, pursuant to which such parties will not transfer shares of Class A common stock held by such parties for 180 days following the Closing. The Sponsor has also agreed to a lock-up on the warrants to purchase shares of Class A common stock at a price of $11.50 per share that it acquired in a private placement in connection with the Company’s Initial Public Offering, pursuant to which the Sponsor will not transfer such warrants for 30 days following the Closing.

Company Support Agreement

Concurrently with the execution of the Merger Agreement, certain stockholders of Fast Radius who, in the aggregate hold a majority of the outstanding shares of capital stock of Fast Radius on a fully diluted basis, entered into a company support agreement (the

“Company Support Agreement”) with Fast Radius and the Company pursuant to which such stockholders agreed to, on (or effective as of) the second business day following the date on which a registration statement on Form S-4 (the “Registration Statement”) is declared effective under the Securities Act, execute and deliver a written consent to adopt the Merger Agreement, the documents contemplated by the Merger Agreement and the transactions contemplated by the Merger Agreement and to waive appraisal rights in connection with the Merger. In addition, such stockholders agreed, in the event of an annual or special meeting of Fast Radius stockholders for purposes of approving the Business Combination, to (i) appear or cause their shares to be counted present for quorum purposes, (ii) vote in favor of or consent to the Merger and any other matter included on the agenda for such meeting of Fast Radius’ stockholders relating to the Business Combination, (iii) vote (or execute an action by written consent with respect thereto) against any proposal that would reasonably be expected to impede the Business Combination and (iv) vote in favor of or consent to the Business Combination in any other circumstance so required for completion of the Business Combination. Each such stockholder also granted an irrevocable proxy to the Company’s Chief Executive Officer to act for and on such stockholder’s behalf, and in such stockholder’s name, place and stead, in the event that such stockholder fails to comply in any material respect with his, her or its obligations under the Company Support Agreement in a timely manner, to vote such stockholder’s shares and grant all written consents with respect thereto and to represent such shareholder in any stockholder meeting held for the purpose of voting on the Business Combination.

Sponsor Support Agreement

Concurrently with the execution of the Merger Agreement, the Sponsor and the Company’s directors and officers entered into the Sponsor Support Agreement with the Company and Fast Radius, pursuant to which the Sponsor and the Company’s directors and officers agreed, at any special meeting of the Company’s stockholders for purposes of approving the Business Combination, to (i) appear or cause their shares to be counted present for quorum purposes, (ii) vote in favor of or consent to the Merger and any other matter included on the agenda for the special meeting of the Company’s stockholders relating to the Business Combination, (iii) vote (or execute an action by written consent with respect thereto) against any proposal that would reasonably be expected to impede the Business Combination and (iv) vote in favor of or consent to the Business Combination in any other circumstance so required for completion of the Business Combination. The Sponsor and the Company’s directors and officers also agreed not to redeem any shares of Class A common stock owned by such persons in connection with the approval of the Business Combination by the Company’s stockholders.

At the Closing, all of the Founder Shares will convert into shares of Class A common stock in accordance with the terms of the Company’s amended and restated certificate of incorporation. Pursuant to the Sponsor Support Agreement, at the Closing, 90% of such Converted Shares will automatically vest. The Sponsor Earn Out Shares will be subject to vesting, for the duration of the Earn Out Period, in two equal tranches, upon the satisfaction of certain price targets set forth in the Sponsor Support Agreement, which price targets will be based upon the (i) daily volume-weighted average sale price of shares of Class A common stock quoted on NASDAQ, or the exchange on which the shares of Class A common stock are then traded, for any 20 trading days within any 30 consecutive trading day period within the Earn Out Period or (ii) the per share consideration received in connection with an Acquiror Sale. In the event of an Acquiror Sale in which the per share consideration received is less than a price target set forth in the Merger Agreement that has not previously occurred, the applicable provisions of the Sponsor Support Agreement will terminate and no Sponsor Earn Out Shares will be issuable thereunder with respect to such price target in connection with or following completion of such Acquiror Sale. Upon the expiration of the Earn Out Period, any unvested Sponsor Earn Out Shares will be forfeited to the Company without consideration.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from October 29, 2020 (inception) through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering and the Business Combination, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering and placed in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2021, we had a net operating loss of $1,534,290 and $2,956,551, respectively, which consists of general and administrative expenses and franchise tax expense.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $133,154 outside of the Trust Account and working capital deficiency of $1,211,058. Until the consummation of the Initial Public Offering, our only sources of liquidity were an initial purchase of common stock by the Sponsor and a loan from an affiliate of our Sponsor. Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, formation and offering costs paid by the Sponsor on the Company’s behalf in an aggregate amount of $188,149, which were repaid from the remaining net proceeds from the Initial Public Offering and Private Placement, and proceeds of $399,702 against the Working Capital Loan.

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

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $345,000,000 was placed in the Trust Account and we had $1,991,625 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, available for working capital purposes. We paid a total of $6,900,000 in underwriting discounts and commissions and $667,070 for other cash offering costs related to the Initial Public Offering. There were no additional offering costs incurred during the three months ended September 30, 2021. In addition, the underwriters agreed to defer $12,075,000 in underwriting discounts and commissions.

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

On July 30, 2021, the Company issued an unsecured promissory note in the principal amount of $1,500,000 to an affiliate of the Sponsor, which may be drawn down by the Company from time to time upon written notice to the lender. The Note does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the holder of the Note (or a permitted assignee) shall have the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the Note into that number of Working Capital Warrants equal to the principal amount of the Note so converted divided by $1.50. The terms of the Working Capital Warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company’s Initial Public Offering. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of September 30, 2021, the Company had borrowed approximately $399,702 under the Note.

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Warrant Liabilities and Forward Purchase Agreement

We account for the Warrants and Forward Purchase Agreement as either equity-classified or liability-classified instruments based on an assessment of the specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and Forward Purchase Agreement are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Warrants and Forward Purchase Agreement meet all of the requirements for equity classification under ASC 815, including whether the Warrants and Forward Purchase Agreement are indexed to our own shares of Class A common stock and whether the holders of Warrants and Forward Purchase Units could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and Forward Purchase Agreement and as of each subsequent quarterly period end date while the Warrants and Forward Purchase Agreement are outstanding. For issued or modified Warrants and Forward Purchase Agreement that meet all of the criteria for equity classification, such Warrants and Forward Purchase Agreement are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants and Forward Purchase Agreement that do not meet all the criteria for equity classification, such Warrants and Forward Purchase Agreement are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified Warrants and Forward Purchase Agreement are recognized as a non-cash gain or loss on the statements of operations.

We account for the Warrants and Forward Purchase Agreement in accordance with the guidance contained in ASC 815-40 under which the Warrants and Forward Purchase Agreement do not meet the criteria for equity treatment and must be recorded as liabilities.

Accordingly, we classify the Warrants and Forward Purchase Agreement as liabilities at their fair value and adjust the Warrants and Forward Purchase Agreement to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed consolidated statement of operations. See Note 7 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the pertinent terms of the Warrants and Forward Purchase Agreement and Note 6 for further discussion of the methodology used to determine the value of the liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of the Company’s condensed balance sheets. From the period beginning January 1, 2021 through September 30, 2021, the Company recorded accretion of Class A common stock to the redemption value in the amount of $34,530,121.

Earnings per Share

Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common stock outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method.

At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted income per share is the same as basic income per share for the periods presented.

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Founder Shares”). Earnings are shared pro rata between the two classes of shares as long as an Initial Business Combination is consummated. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Offering Costs

Offering costs consist of legal, accounting, underwriting and other costs incurred through the condensed consolidated balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering in February 2021, the offering costs were allocated using the relative fair values of the company common stock and its Warrants. The costs allocated to Warrants were recognized in other expenses and those related to the Company's common stock were recognized a reduction to temporary equity.

Recent accounting standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require only separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any material market or interest rate risk. The net proceeds from our Initial Public Offering held in the Trust Account have been invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021, due to ability to apply the nuances of the complex accounting standards relating to financial instruments that apply to our financial statements and preparation of financial statements in accordance with GAAP, which resulted in the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cashflows for the period presented.

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

In connection with the recent restatements of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to a material weakness in internal control over financial reporting related to our ability to apply the nuances of the complex accounting standards that apply to our financial statements and preparation of financial statements in accordance with GAAP. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

After consultation with our management team, our management and our audit committee concluded that it was appropriate to restate our previously issued consolidated financial statements as described in Note 2 to the financial statements included in this report. As part of such process, we identified a material weakness in our internal control over financial reporting, related to our ability to apply the nuances of the complex accounting standards that apply to our financial statements and preparation of financial statements in accordance with GAAP.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

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

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable, or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

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

2.1+

Agreement and Plan of Merger, dated as of July 18, 2021, by and among ECP Environmental Growth Opportunities Corp., ENNV Merger Sub, Inc. and Fast Radius, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40032) filed on July 19, 2021).

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40032) filed on July 19, 2021).

10.2

Side Letter to Forward Purchase Agreement, dated as of July 18, 2021, by and among ECP Environmental Growth Opportunities Corp., ENNV Holdings, LLC and Goldman Sachs Asset Management, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40032) filed on July 19, 2021).

10.3

Amended and Restated Registration Rights Agreement, dated as of July 18, 2021, by and among ECP Environmental Growth Opportunities Corp., ENNV Holdings, LLC and certain stockholders of ECP Environmental Growth Opportunities Corp. and Fast Radius, Inc. named therein (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-40032) filed on July 19, 2021).

10.4+

Company Support Agreement, dated as of July 18, 2021, by and among ECP Environmental Growth Opportunities Corp., Fast Radius, Inc. and certain stockholders of Fast Radius, Inc. named therein (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-40032) filed on July 19, 2021).

10.5+

Sponsor Support Agreement, dated as of July 18, 2021, by and among ECP Environmental Growth Opportunities Corp., its officers and directors and ENNV Holdings, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-40032) filed on July 19, 2021).

10.6

Promissory Note, dated July 30, 2021, issued by ECP Environmental Growth Opportunities Corp. to Energy Capital Partners Management, LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40032) filed on August 2, 2021).

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
+

Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). ENNV agrees to furnish, on a supplemental basis, a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECP ENVIRONMENTAL GROWTH OPPORTUNITIES CORP.

Date: November 22, 2021	By:	/s/ Tyler Reeder
	Name:	Tyler Reeder
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2021	By:	/s/ Drew Brown
	Name:	Drew Brown
	Title:	Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)