Form 10-K
period 2021-12-31
Fast Radius, Inc.
filed 2022-04-15
CIK 1832351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

Commission File
Number 001-40032

FAST RADIUS, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	85-3692788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

113 N. May Street Chicago, Illinois	60607
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (888)
787-1629

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	FSRD	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	FSRDW	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None

Indicate by
check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES
  ☒    NO  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2
of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    YES  ☐    NO  ☒
As of March
31
, 2022, the registrant had 73,041,156 shares of common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

CERTAIN TERMS
References in this Annual Report on Form
10-K
(this “Annual Report”) to “we,” “us,” “our” “Fast Radius” or the “Company” refer to Fast Radius, Inc. References to our “management” or our “management team” refer to our executive officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political
risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and stockholders’ value are beyond the Company’s ability to control or predict. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
All such forward-looking statements speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.
SUMMARY RISK FACTORS
Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form
10-K.
The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under the section titled “Risk Factors” as part of your evaluation of an investment in our securities:

•
We are an early-stage company with a history of losses. We have not been profitable historically and may not achieve or maintain profitability for any period in the future or sustain cash flow from operating activities.

•
We have a relatively limited operating history and have experienced rapid growth, which makes evaluating our current business and future prospects difficult and may increase the risk of your investment.

•	We may not timely and effectively scale and adapt our existing technology, processes, and infrastructure to meet the needs of our business.

•	Our operating results may fluctuate significantly from period-to-period and may fall below expectations in any particular period, which could adversely affect the market price of our common stock.

•	The global COVID-19 pandemic has significantly affected our business and operations.

•
We face intense and growing competition in the advanced manufacturing industry. Our inability to compete effectively with competitors could affect our ability to achieve our anticipated market penetration and achieve or sustain profitability.

•
The advanced manufacturing industry in which we operate is characterized by rapid technological change, requiring continual innovation and development of new solutions and innovations to meet constantly evolving customer demands.

•
Forecasts of our market and market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, there can be no assurance that our business will serve a significant portion of the market or grow at similar rates, or at all.

•
We may experience significant delays in the design, production and launch of our advanced manufacturing solutions and enhancements to existing solutions, and we may be unable to successfully commercialize solutions on our planned timelines.

•
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all. If we fail to obtain additional capital on terms that are acceptable, we may not be able to implement such plans for business growth fully, if at all.

•	Without obtaining adequate capital funding or improving our financial performance, we may not be able to continue as a going concern.

•
If demand for our solutions does not grow as expected, or if market adoption of advanced manufacturing and our Cloud Manufacturing Platform does not continue to develop, or develops more slowly than expected, our revenues may stagnate or decline, and our business may be adversely affected.

•	We rely on a limited number of third-party logistics providers for distribution of our products, and their failure to distribute products effectively would adversely affect our sales.

•	Our bookings might not accurately predict our future revenue, and we might not realize all or any part of the anticipated revenues reflected in bookings.

•
A real or perceived defect, security vulnerability, error or performance failure in our software or technical problems or disruptions caused by our third-party service providers could cause us to lose revenue, damage our reputation and expose us to liability.

•	We may not be able to adequately protect our proprietary and intellectual property rights in our data or technology.

•	If third parties claim that we infringe upon or otherwise violate their intellectual property rights, our business could be adversely affected.

•
Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of the Sarbanes Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes Oxley Act could impair our ability to produce timely and accurate consolidated financial statements or comply with applicable regulations and have a material adverse effect on our business.

•
We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

PART I

Item 1.	Business.
Introduction
We are a Delaware corporation formerly known as ECP Environmental Growth Opportunities Corp., and as a result of the business combination with Fast Radius Operations, Inc. (formerly known as Fast Radius, Inc.) (“Legacy Fast Radius”) on February 4, 2022, we changed our name to Fast Radius, Inc. (which we refer to throughout this Annual Report as the “Business Combination”). The disclosure in Items 1 and 1A of this Annual Report gives effect to the Business Combination and includes the operations of Legacy Fast Radius prior to the Business Combination. For additional information about Legacy Fast Radius, please refer to the Company’s Current Report on Form 8-K/A filed with the SEC on March 30, 2022 for (a) the Management’s Discussion and Analysis of Financial Condition and Results of Operations of Legacy Fast Radius for the years ended December 31, 2020 and 2021 and (b) the audited financial statements of Legacy Fast Radius as of and for the years ended December 31, 2020 and 2021.
Unless the context otherwise requires, references in this subsection to “we,” “our,” “Fast Radius” and the “Company” refer to the business and operations of Legacy Fast Radius and its consolidated subsidiaries prior to the Business Combination and to Fast Radius, Inc. (formerly known as ECP Environmental Growth Opportunities Corp.) and its consolidated subsidiaries following the consummation of the Business Combination.
Our Mission
Our mission is to Make New Things Possible to advance the state of the world. We believe in the importance of manufacturing—not just for the things we make, but the things we make possible. We also believe that how the world currently makes and moves things is fundamentally broken and that traditional global supply chains are rigid, wasteful, and inaccessible. Our vision is to build a new infrastructure to design, make, and move physical products in the digital age.
Company Overview
Fast Radius is a leading cloud manufacturing and digital supply chain company. Founded in 2017, Fast Radius is headquartered in Chicago with offices in Atlanta, Louisville, and Singapore and microfactories in Chicago and at the United Parcel Service (“UPS”) Worldport facility in Louisville, Kentucky. Fast Radius has approximately 325 full-time employees and works with companies across industries and throughout the product design and manufacturing lifecycle.
Since 2017, we have served more than 2,000 customers, produced over 12 million parts, and our Cloud Manufacturing Platform has evaluated over 85,000 unique designs. We serve customers of all sizes and across industries, including early-stage start-ups,
established
mid-size
companies, and larger firms, including over 45 of the Fortune 500.
We have built our Cloud Manufacturing Platform which includes both physical infrastructure—Fast Radius microfactories and third-party supplier factories—and a proprietary digital infrastructure software layer. Our Cloud Manufacturing Platform supports engineers, product developers, and supply chain professionals across what we consider the three critical stages of product design and manufacturing: Design, Make, and Move:

•
Design:
Via an online experience, the platform provides engineers with real-time design insights and feedback across a range of manufacturing technologies and materials to help engineers optimize designs, improve yields, and select the right approach to manufacture their parts. Engineers also have the ability to compare technologies and materials. This machine-learning powered tool leverages proprietary data captured during the production of parts in our microfactories.

•
Make:
When customers are ready to order parts, the platform provides a modern front-end
user experience to facilitate the ordering and procurement process for industrial-grade parts. Users also have access to a set of features that shows exactly where their part is in the production process, enhancing visibility into production and order status.

•	Move: The platform allows engineers to store part designs in our Virtual Warehouse and eliminate the need for expensive and wasteful physical storage.

We believe our Cloud Manufacturing Platform ultimately enables a new infrastructure to make and move physical products—one that is more flexible, sustainable, and accessible than current global supply chains.
We offer a wide range of manufacturing technologies including additive manufacturing (often referred to as 3D Printing), Computer Numerically Controlled (“CNC”) machining, injection molding, sheet metal, urethane casting, and other manufacturing methods. We offer these manufacturing capabilities through our own microfactories as well as a network of curated third-party suppliers.
As of December 2021, we have four microfactories leveraging the following manufacturing technologies: (1) CNC machining, (2) Carbon DLS, (3) HP
Multi-Jet
Fusion, and (4) Stratasys FDM. Our Chicago location was recognized in 2018 by the World Economic Forum as one of the nine most advanced factories in the world embracing the tools of Industry 4.0. In addition to our full microfactories, we also have a suite of other technologies that we offer for small scale application and development, including machines from Formlabs and Desktop Metal. We plan to continue expanding the breadth of our microfactories in the coming years across a wide range of manufacturing technologies. In December 2021, we launched a new solution that allows customers to partner with us to design and stand up customized advanced microfactories, which are owned and operated by Fast Radius but tailored to a customer’s production needs and manufacturing methods.
In addition to our own microfactories, we utilize a network of third-party suppliers to produce parts on behalf of our customers. These suppliers are curated and vetted for quality and key capabilities.
We have grown our revenue at a compound annual growth rate (“CAGR”) of approximately 60% from 2017 through 2021. Since 2017, we have served more than 2,000 customers, produced over 12 million parts, and our Cloud Manufacturing Platform has evaluated over 85,000 unique designs. This growth has been driven by both an increase in revenue of existing customers and the on-boarding
of new customers to our platform. Our Net Promoter

Score (“NPS”) as of February 2022 was 80,
1
which exceeds the industry average NPS of 51% for manufacturing companies and is reflective of our commitment to providing a best-in-class customer service experience.
2
We are an early-stage company with a history of losses since our incorporation in 2017 and have funded our cash flow deficits primarily through the issuance of capital stock and debt. As of December 31, 2021, we had an accumulated deficit of approximately $123.3 million, including 2021 net losses of approximately $67.9 million. We expect to continue to incur operating losses and negative cash flow as we continue to invest significantly in research and development efforts, sales and marketing and other aspects of our business. See the section entitled “
Risk Factors—Risks Related to Our Operating History
” for more information.
We are led by
Co-Founder
and CEO Lou Rassey, a manufacturing industry pioneer who helped architect and lead McKinsey & Company’s work in Industry 4.0. Our leadership team includes other experienced, visionary executives with proven track records across high-growth technology businesses. We believe the team we have assembled is uniquely suited to continue scaling our Cloud Manufacturing Platform.
Industry Background
According to management estimates and third-party reports, we estimate that our total addressable market (“TAM”) is over $350 billion globally. This TAM includes the manufacturing of custom parts in volumes less than 100,000 units across the following manufacturing methods: CNC machining, injection molding, sheet metal, and additive manufacturing. We believe that our emphasis on production volumes (as opposed to prototypes) allows us to serve customers up to the 100,000 unit volume threshold and, in turn, allows us to address the full $350 billion market.

1	Our Net Promoter Score is a three-month rolling average of our NPS score derived through regular online surveys we send to customers after parts have been shipped to and/or received by the customer.
2
NPS is a score that measures the likelihood of users to recommend a company’s products or services to others, and ranges from a low of negative 100 to high of positive 100, and benchmark scores can vary significantly by industry. A score greater than zero represents a company having more promoters than detractors. Industry average NPS is based on survey data from Clearly Rated:
https://www.clearlyrated.com/solutions/2021-nps-benchmarks-for-b2b-service-industries/.

The custom parts manufacturing market is experiencing a wide range of disruptive innovations broadly characterized as “Industry 4.0.” This includes new technologies across nearly every stage of the product development and manufacturing value chain, many of which are directly incorporated into the Fast Radius Cloud Manufacturing Platform as highlighted below:

In addition to these Industry 4.0 innovations, we are seeing other trends in our industry which we believe will be supportive to our industry and business model, including:

•
Expertise gap in Industry 4.0:
These Industry 4.0 technologies and innovations are here, but we see a skill gap to embrace these new tools. Engineers and companies need support to fully capitalize on the potential of these new tools.

•
Consumerization of B2B:
Professionals are demanding a modern, digital-first customer experience when interacting with their vendors, just as they experience in their consumer lives.
On-demand
fulfillment is now expected by customers and new, digital-driven ways of working have been accelerated by the
COVID-19
pandemic.

•
More agile and sustainable supply chains:
Customers and countries are demanding more resilient and sustainable supply chains, including more distributed, localized production to mitigate risk and drive more localized sourcing.

Our Market Opportunity
Today’s infrastructure to make and move physical products is rigid, wasteful, and inaccessible. Parts are often produced in centralized mega-factories, shipped in slow-moving, carbon-intensive supply chains, and stored in massive warehouses where trillions of dollars of inventory are tied up. At the other end of the spectrum are the sub-scale
manufacturers.

These
sub-scale
manufacturers are highly fragmented; for example, based on data from the U.S. Census Bureau, approximately 90% of the machining in the U.S. is done by sub-scale
firms with less than 500 employees and approximately 68% is done by firms with less than 100 employees.
3
While these manufacturers have played an important role in the manufacturing economy of the past generation, we believe that many of these companies may not have the expertise or investment capital to deliver a modern, software-driven customer experience, to invest in next-generation factory infrastructure embracing Industry 4.0, or to allocate meaningful resources to new customer acquisition.
Fast Radius’ Solution—Cloud Manufacturing Platform
Fast Radius is displacing this rigid, wasteful, and outdated infrastructure with a new approach—our Cloud Manufacturing Platform—which is a more flexible, sustainable, and accessible infrastructure to design, make and move physical products:

•
Instead of centralized mega-factories, Fast Radius will be building localized microfactories, enabling a more distributed manufacturing footprint which allows for products be produced closer to the point of consumption.

•
Instead of slow-moving, carbon intensive supply chains, Fast Radius will allow customers to move parts “at the speed of light” by shipping digital part files across the internet and producing them in a local microfactory.

•
Instead of physical inventory, the Fast Radius Virtual Warehouse enables a new paradigm of digital inventory where part designs and manufacturing instructions are stored in the Virtual Warehouse and will be produced on-demand
when and where they are needed.

•
Instead of
sub-scale
operators struggling to embrace Industry 4.0 innovations, the Fast Radius Cloud Manufacturing Platform embraces the new tools of Industry 4.0 to enable a modern, software-driven end-to-end
customer experience that is accessible to anyone with a browser.

3
Census Bureau, 2017 Statistics of U.S. Businesses Annual Data Tables by Establishment Industry: https://www.census.gov/data/tables/2017/econ/susb/2017-susb-annual.html; U.S. Census Bureau, 2017 County Business Patterns and Economic Census: https://www2.census.gov/programs-surveys/susb/tables/2017/us_state_naics_detailedsizes_2017.xlsx.

The Fast Radius Cloud Manufacturing Platform consists of the physical and digital infrastructure that ultimately enables this new, more flexible, sustainable, and accessible way to make and move products around the world. Specifically, our Cloud Manufacturing Platform consists of the following layers:

•
Infrastructure:
This includes the physical factories—both our own microfactories and our network of third-party factories—which are used to manufacture parts and gather proprietary manufacturing data throughout the process.

•
Digital Thread and Learning Engine:
Our digital thread is the “DNA” of how every part is manufactured. This includes not just the CAD file, but also all the manufacturing instructions and data from when the part is made and fulfilled. Within this layer, we also have a learning engine which utilizes machine learning to allow us to get smarter with every part we make. The learning engine provides real-time insights on costs, manufacturability, anticipated yield, and other manufacturing feedback.

•
Operating System:
Our operating system powers the
end-to-end
customer experience. It includes orchestration across sales, marketing, customer, factory operations, and fulfillment. This operating system is designed to host applications and services—both Fast Radius-developed applications and, over time, applications developed by third parties.

•
Applications
 & Services:
This is the customer-facing layer which includes the applications and services which we provide to our customers. Currently we have three applications running on our Cloud Manufacturing Platform: (1) Fast Radius
On-Demand,
(2) Fast Radius Additive Launch, and (3) Fast Radius Virtual Warehouse.

We also have a roadmap of additional applications and services that we plan to build on our Cloud Manufacturing Platform, including applications and services which will be developed by third-party developers and hosted on our platform. A description of the current applications on the platform are as follows:

•
Fast Radius
On-Demand:
Our customers use this offering to compare manufacturing technologies and material types and then ultimately process an order for on-demand
parts. The
On-Demand
application is built for production, not just prototyping, allowing customers to scale to high-volume production on the platform.

•
Fast Radius Additive Launch:
This application is designed for customers who are seeking to utilize additive manufacturing in production applications (as opposed to just prototyping). These customers leverage the Fast Radius Additive Launch application to gain design insights for various additive manufacturing techniques, with a goal to launch a new product with additive manufacturing.

•
Fast Radius Virtual Warehouse:
Instead of storing parts physically in a warehouse, this application allows our customers to store their part designs and manufacturing instructions digitally in the Fast Radius Cloud Manufacturing Platform and produce them when and where they are needed, driving material savings and waste reduction by eliminating the need for physical inventory.

Customer Examples
We work with customers across industries, including industries that have exceptional requirements for quality, such as aerospace, automotive, and medical devices. Below are customer case studies that provide more context on how customers engage with the various application and service offerings of the Cloud Manufacturing Platform.
Fast Radius
On-Demand
An example customer for our
On-Demand
offering is Curtiss Motorcycle (“Curtiss”). Curtiss is developing a new electric motorcycle and originally came to Fast Radius looking for prototype parts for their new bike. When they realized that the Fast Radius
On-Demand
offering allowed them to ramp to volume production, they expanded well beyond prototyping and are using Fast Radius to manufacture their electric motorcycle leveraging 8 different manufacturing technologies across over 100 parts.
The
On-Demand
application allows Curtiss and other customers to compare materials and manufacturing types, process orders, and gain visibility into the status of production.
As we see with many of our customers, once Curtiss understood the benefits of the Fast Radius Cloud Manufacturing Platform, they expanded their relationship with Fast Radius. Curtiss expanded from the first part to now over 119 parts across two bike models.
Fast Radius Additive Launch
Fast Radius is a world-recognized leader in production-grade additive manufacturing (also referred to as 3D printing), having earned the distinction from the World Economic Forum as having one of the nine most advanced factories in the world. Given this, customers often come to us looking for support in launching new products and applications uniquely enabled by additive manufacturing.
The Fast Radius Additive Launch service includes a combination of software tools and technical expertise to support customers through the lifecycle—from determining the right manufacturing technology, material type, and part design all the way through to volume production and product launch.
One customer example is Aptiv, a leading
tier-1
automotive supplier. Aptiv came to Fast Radius because they understood the cost and flexibility benefits of additive manufacturing and were looking for a partner to help launch new products to embrace these benefits. The Fast Radius Additive Launch application allowed Aptiv to gain design feedback from our software, engage with technical expertise to iterate on product designs, and ultimately to leverage a world-class additive manufacturing production capability.

Aptiv now relies on Fast Radius for numerous production parts which are being used in vehicles on the road today. Aptiv continues to expand their relationship with Fast Radius, adding more parts to the Platform and further strengthening the long-term partnership with Fast Radius.
Fast Radius Virtual Warehouse
One of the benefits of the Fast Radius Cloud Manufacturing Platform is the ability to store part designs and manufacturing instructions virtually. This is more than just the CAD file. Fast Radius has architected a proprietary “build package,” which codifies all the manufacturing instructions, historical manufacturing data, and knowledge about part-specific variability. This “build package” allows Fast Radius to produce parts consistently across multiple locations, allowing customers to store their parts digitally. Customers then have the confidence that when they need to replenish their parts, they can do so knowing that the part will have consistent quality over time and future microfactory locations. We call this application our Virtual Warehouse.

One example of a customer leveraging our Virtual Warehouse is Satair, a subsidiary of Airbus. Satair was looking for a supply chain solution to manage their key parts for airplane maintenance. The Fast Radius Virtual Warehouse allows Satair/Airbus to obtain airplane repair parts when and where they need them with much faster turnaround times than their prior approach. Fast Radius currently hosts dozens of parts for Satair/Airbus in the Virtual Warehouse and this library of parts for Satair/Airbus continues to expand as Fast Radius and Satair/Airbus evaluate additional parts which would be benefit for the Virtual Warehouse.

Our Growth Strategy
Over the last several years, we have developed a model to drive meaningful growth across commercial and operational infrastructure. Our long-term growth strategy includes the following elements:

•	Existing customer expansion

•	New customer acquisition

•	Manufacturing capability expansion

•	Geographic expansion

•	Continued development of our apps and services ecosystem

•	Opportunistic acquisitions to accelerate capability and geographic expansion
Existing Customer Expansion
We have experienced a significant “flywheel” of growth across many of our customers. Once we become a trusted supplier for a customer, we often see an expansion in both the number of unique parts we are producing for that customer and an expansion in the number of engineers or pods of engineers that we are working with at a customer. Examples of this “flywheel” include what we’ve experienced with Curtiss, Aptiv, and Satair/Airbus as described above.

We are investing heavily in customer expansion with Fast Radius Account Executives who are tasked with expanding the size of our existing customers. We are also investing in various digital marketing tactics to target individuals at existing customers to raise awareness of our capabilities and existing relationship with an incumbent customer.
In addition, customers often look to us as they ramp up from prototyping and initial production to volume production in the tens of thousands of units. We believe our focus on production-grade quality will allow us to continue this expansion and increase revenue within our existing customers.
New Customer Acquisition
We have three primary customer acquisition channels:

•
Digital Marketing.
We have built a modern digital marketing technology stack which allows us to efficiently target late-funnel, high value prospects through various digital channels and on-board
them to our Cloud Manufacturing Platform.

•
Inside Sales.
Our inside sales channel is similarly scalable with a technology-based platform which allows us to train, manage and coach our inside sales professionals to improve their prospecting and yield.

•
Business Development.
We have many customers who individually represent an addressable market measured in the hundreds of millions of dollars or more. For these customers, we are investing in a higher-touch business development motion, often dedicating a meaningful portion of an engineer and sales professional’s time to onboard and expand these customers within our Cloud Manufacturing Platform.

In each of these channels, we have demonstrated an ability to acquire new customers in a cost-efficient, scalable way. Moreover, when we acquire a new customer, our “flywheel” of growth expands to these new customers as well.
Manufacturing Capability Expansion
As of December 2021, we had four microfactories leveraging the following manufacturing technologies: CNC machining, Carbon DLS, HP
Multi-Jet
Fusion, and Stratasys FDM. We plan to continue expanding the breadth of our microfactories in the coming years across a wide range of manufacturing technologies. In December 2021, we also launched a new solution that allows customers to partner with us to design and stand up customized advanced microfactories, which are owned and operated by Fast Radius but tailored to a customer’s production needs and manufacturing methods.
Our microfactories are designed to be “copy and pasted” for scale, with each element of the physical and digital workflow operating the same way across locations. This allows us to both control the quality of production regardless of the location of the microfactory and facilitates our ability to scale our microfactory footprint quickly and cost-efficiently.
As we expand our microfactory footprint, our network of distributed microfactories will enable a new level of supply chain resiliency. Because each microfactory is a “copy”, our customers will have the confidence that regardless which microfactory (or continent) a part is produced in, the part will have the same quality and consistency. This will enable entirely new supply chain models in which parts are produced closest to where they are needed, reducing waste throughout the supply chain.
In addition to the expansion of our microfactories, we will continue to expand our relationships with third-party suppliers. This includes on-boarding
new partners with additional capabilities and geographic coverage. We will also continue deepening the partnerships with existing suppliers to include further software-driven integration with the Cloud Manufacturing Platform, including software tools to support production scheduling, manufacturing, quality, and fulfillment.

Geographic expansion
In the coming years, we plan to expand our microfactory model across multiple geographies around the world. We believe our geographic expansion strategy will allow us to both serve our existing customers more broadly, while also expanding our potential customer base within these new geographies.
We have a partnership with UPS, which includes a commitment to provide UPS a “right of first offer” on supporting the expansion of new facilities. This commitment does not limit Fast Radius’s ability to select the location that is right for us, but it does provide a helpful partner as we evaluate specific locations for our global expansion. We see many benefits of locating these facilities strategically adjacent to UPS hubs and other strategic partners as it allows us to provide more efficient supply chain solutions to our customers.
Applications and Services Expansion
Our Cloud Manufacturing Platform is designed to host a range of software applications and services developed by both Fast Radius and by third-party developers. Going forward we believe this evolving ecosystem of applications and services will drive additional production revenue from our customers by increasing the utility and stickiness of the platform.
Our software roadmap also calls for applications and services which will drive direct software revenue. To date we are providing all of our applications and services without any direct cost to our customers. We believe this approach facilitates production revenue and reduces friction to bring new customers on to the Cloud Manufacturing Platform. However, over time, we plan to charge directly for various premium applications and services, which will drive incremental revenue above and beyond the parts production revenue.
Opportunistic Acquisitions
We believe our organic growth plan is economically and operationally attractive. We also believe there will be accretive acquisition opportunities to accelerate software development, manufacturing capabilities, and geographic expansion. In evaluating any potential acquisitions, we will understand the costs of organically building a capability or geographic presence and weigh this cost with the cost of an acquisition. If we believe an acquisition is the most attractive path to increase enterprise value, we expect to pursue these acquisitions.
Our Competitive Strengths
The Fast Radius Cloud Manufacturing Platform is a fully-integrated physical and digital infrastructure that creates tangible benefits for companies bringing physical products to the world. This infrastructure also creates a more sustainable way to make and move products around the world—ultimately making Fast Radius’ offerings attractive to customers who value more sustainable solutions.
As the Fast Radius Cloud Manufacturing Platform scales, we are also creating a compelling competitive moat. The execution of this plan is being led by a world-class management team with deep experience building high-growth technology-based businesses.
Benefits
Benefits of our platform include:

•	Access. Our cloud gives anyone access to manufacturing services across the product lifecycle that can be accessed wherever and whenever a customer needs them.

•
Speed.
The Cloud Manufacturing Platform enables innovation and production in manufacturing to be much faster. With access to new technologies like industrial-grade additive manufacturing, and simplified supply chains, customers can get their parts in days instead of months.

•
Elasticity.
With our platform, customers use only the resources they need and can scale-up
with their demand. The platform can produce a few parts or a few thousand parts, with carbon-friendly digital warehouses, rather than wasteful physical storage, and on-demand
human expertise when customers need it, rather than constant hiring.

•
Knowledge.
The data collected through our microfactories and supplier network feeds our learning engine on top of which all of our apps and services are built. Our software is making this knowledge universally available.

•
Global Reach.
With a combination of our growing network of internal microfactories and our extensive international supplier network, parts can be produced and shipped where customers need them when they need them.

•
Cost Advantage.
Our Cloud Manufacturing Platform, capital expenses (factory equipment, physical storage, maintenance) are traded for variable expenses (production and virtual warehousing) when customers need them. We bring advanced manufacturing technologies many companies could not afford to invest in alone.

Sustainability
The Fast Radius Cloud Manufacturing Platform provides for a fundamentally more sustainable way to make and move parts around the world. Drivers of a more sustainable supply chain include:

•	Reduced Transportation Emissions. Local on-demand microfactory model enables on-shore production, cutting off significant amounts of transportation emissions.

•	Reduced Energy Consumption. Bundling together digital warehousing and local on-demand part production enables reduction in inventory and cuts the emissions generated by the warehousing.

•	Reduced Material Waste. Additive manufacturing enables optimized part design, reducing consumption of production materials.
Making, storing, and moving parts through the Cloud Manufacturing Platform reduces emissions from transportation, reduces waste from storage and obsolete inventory, all while empowering engineers to make smarter design choices from the start.
Competitive Moat
We believe we are building a sustainable competitive moat with the following key attributes:

•	Proprietary technology. Proprietary Cloud Manufacturing Platform protected by patent filings, trade secrets and application-specific expertise.

•	Operations advantage. Microfactory orchestration and end-to-end technology platform delivers consistent and positive customer experience.

•	Systems integration and scale advantage. Hard to replicate integrated system, with a world-recognized factory combined with a network, proprietary operating system, and applications platform.

•	Network effects. Application, user, data, and network flywheels: more users, more parts, more insights, more team members, better production.

•	High switching costs. Customers invest fixed costs to certify Fast Radius for production and Fast Radius owns the manufacturing process data.

Customers
Since 2017, we have served more than 2,000 customers, produced over 12 million parts, and our Cloud Manufacturing Platform has evaluated over 85,000 unique designs. Our customers are companies that make physical products and need custom manufactured components. We serve customers across industries, including in the automotive, aerospace, medical device, industrial, and consumer verticals. Approximately 95% of our revenue in 2021 came from customers in the Americas. For the year ended December 31, 2021, no individual customer comprised more than 10% of our revenue.
For many of our customers, we are a certified production supplier. This typically means that the customer has conducted on-site
audits of our factories, assessed our quality management system, and verified our certification statuses. For these customers, we are producing both prototypes and parts that are used in end-use,
final production products. We serve customers of all sizes, including early-stage start-ups,
established
mid-size
companies, and larger firms, including over 45 of the Fortune 500.
We provide our customers with parts produced across manufacturing technologies, including CNC machining, injection molding, additive manufacturing, and other manufacturing techniques. The majority of our order volume is with customers who ordered parts from us across more than one manufacturing technology. In the future, Fast Radius also expects to earn revenue directly from software in addition to custom manufactured components.
Research and Development
The manufacturing market is undergoing rapid technological advancements across software, automation, and manufacturing technologies. We invest significant resources into ongoing research and development programs because we believe that our ability to maintain and extend our market position depends in part on technologies that offer unique benefits to our customers and differentiation versus our competitors. Our research and development team is responsible for the development of new products and product improvements as well as the development of new technologies that enable those products with scalable automation and differentiated product features. Our research and development team has talented individuals with engineers, scientists, and technicians with expertise in software systems and architecture, data science and engineering, product design, mechanical engineering, and manufacturing engineering. Our team has deep experience in these disciplines and experience working in respected organizations that focus on these technologies across our key industry verticals.
Our primary areas of focus in research and development include, but are not limited to:

•	Software applications that provide our customers with a modern software experience and the ability to access our cloud manufacturing infrastructure;

•	Data science and engineering that gathers data across our operations and connects our factories and supply chain in order to drive highly informed data driven decisions and operations;

•	Data analysis and machine learning technologies that analyze manufacturing data and information to optimize our factory operations and provide customers with insights and expertise;

•	Factory technologies including factory software and automation, metrology and quality systems, and computer vision;

•	Digital design, including software tools that streamline and optimize design of mechanical components; and

•
Integration with other third-party software and computing infrastructure which can further expand the capabilities of the cloud platform (for example, connectivity with data science and engineering software tools).

Intellectual Property
We will continue to invest in and protect our intellectual property rights, both in the United States and abroad, through a combination of patent, trademark, copyright, and trade secret laws, as well as nondisclosure and invention assignment agreements with our consultants and employees and through non-disclosure
agreements with our vendors and business partners. Unpatented research, development, know-how
and engineering skills make an important contribution to our business, but we pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding intellectual property.
As of March 31, 2022, we have filed four
non-provisional
patent applications in the United States, and we have licensed one non-provisional
patent application in the United States. We also have numerous trademarks registered in the United States and other countries. Fast Radius’s patent applications are directed toward, among other inventions, cloud manufacturing software, online user experiences and tools for cloud manufacturing, and digital factory operations.
Human Capital Management
Our employees are our most important assets and set the foundation for our ability to achieve our strategic objectives. They contribute to our success and, in particular, the employees in our manufacturing, sales, research and development and quality assurance departments are instrumental in driving operational execution and financial performance, advancing innovation and maintaining a strong quality and compliance program. As of December 31, 2021, we had approximately 325 full-time employees, primarily based in the greater Chicago, Illinois area, an increase of close to 200% compared to December 31, 2020 based on the growth in our business. We also engage numerous consultants and contractors to supplement our permanent workforce. A majority of our employees are engaged in engineering, research and development, sales, operations, and related functions. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are subject to a collective bargaining agreement or represented by a labor union. We are committed to building a diverse, equitable, and inclusive workplace across all roles.
The success and growth of our business depends in large part on our ability to attract, retain and develop a diverse population of talented and high-performing employees at all levels of our organization, including the individuals who comprise our workforce as well as executive officers and other key personnel. To succeed in a competitive labor market, we have developed recruitment and retention strategies, objectives and measures that we focus on as part of the overall management of our business. These strategies, objectives and measures form our human capital management framework and are advanced through the following:

•
Competitive Pay and Benefits
. Our compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance.

•
Health and Safety
. Health and safety are firmly rooted across our business. In response to the
COVID-19
pandemic and related mitigation measures, we implemented changes in our business in 2020 in an effort to better protect our employees and customers, and to support appropriate health and safety protocols. For example, we implemented extensive cleaning and sanitation processes for both production and office administration spaces and implemented broad work-from-home initiatives for employees in our administrative functions. While our essential workers (manufacturing employees) have continued to work at our facilities and provide services to our customers, most employees in our administrative functions have effectively worked remotely since March 2020. We continually evaluate our COVID-19 safety protocols and will adjust our remote work and other policies over time.

•
Recruitment, Training and Development
. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we encourage employee referrals for open positions. We prioritize and invest in creating opportunities to help employees grow and build their careers, through a multitude of training and development programs. These include online, instructor-led
and
on-the-job
learning formats.

Facilities
Our corporate headquarters is located in an approximately 17,500 square foot facility that we lease in Chicago, Illinois. Our lease for this facility is on a month-to-month basis. We also lease additional facilities in Illinois, Kentucky, Georgia, and Singapore which are summarized below. In November 2021, we entered into a new agreement for Sales & Operations in Chicago. We have an option to renew our lease with UPS at their Worldport facility in Louisville, Kentucky for 12 months in December 2022. We believe that our facilities are adequate for our needs through at least mid-2022.
We are actively building our microfactory expansion roadmap. When we need additional space for this expansion, we believe we will be able to obtain additional space on commercially reasonable terms.

Location	~Size (sq. ft.)	Lease Expiration	Purpose
Chicago, IL (Main)	17,500	Month-to-Month	Headquarters, Innovation Center, and Microfactories
Chicago, IL	50,000	February 2026	Microfactories
Chicago, IL	30,000	August 2023	Sales & Operations
Louisville, KY	3,000	December 2022	Microfactory located on UPS’s Worldport facility
Atlanta, GA	2,000	February 2023	Sales & Operations
Singapore	500	May 2022	Operations
Government Regulations
We are subject to various laws, regulations and permitting requirements of federal, state and local authorities, including related to environmental, health and safety, anti-corruption and export controls. We believe that we are in material compliance with all such laws, regulations and permitting requirements.
Environmental Matters
We are subject to domestic and foreign environmental laws and regulations governing our operations, including, but not limited to, emissions into the air and water and the use, handling, disposal and remediation of hazardous substances. A certain risk of environmental liability is inherent in our production activities. These laws and regulations govern, among other things, the generation, use, storage, registration, handling and disposal of chemicals and waste materials, the presence of specified substances in electrical products, the emission and discharge of hazardous materials into the ground, air or water, the cleanup of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals and other waste materials and the health and safety of our employees. We are required to obtain environmental permits from governmental authorities for certain operations.
The export of our products internationally from our production facilities subjects us to environmental laws and regulations concerning the import and export of chemicals and hazardous substances such as TSCA and REACH. These laws and regulations require the testing and registration of some chemicals that we ship along with, or that form a part of, our systems and other products.
See “
Risk Factors—We are subject to environmental, health and safety laws and regulations related to our operations, which could subject us to compliance costs and/or potential liability
” for additional information about the environmental, health and safety laws and regulations that apply to our business.
Export and Trade Matters
We are subject to anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act (the “
FCPA
”) and the U.K. Bribery Act 2010, as well as the laws of the countries where we do business. We are also subject to various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce, we are prohibited from engaging in transactions involving certain persons and certain designated countries or territories, including Cuba, Iran, Syria, North Korea, Russia and the Crimea Region of Ukraine. In addition, our products are subject to export regulations that can involve significant compliance time and may add additional overhead cost to our products. In recent years the United States government has a renewed focus on export matters. For example, the Export Control Reform Act of 2018 and regulatory guidance thereunder have imposed additional controls and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future products may be subject to these heightened regulations, which could increase our compliance costs.
See “
Risk Factors—Failure of our global operations to comply with anti-corruption laws and various trade restrictions, such as sanctions and export controls, could have an adverse effect on our business
” for additional information about the export and trade laws and regulations that apply to our business.
In October 2021, based on an internal review, we became aware of certain additional customs duties likely owed to U.S. Customs and Border Protection (“CBP”). We initiated a voluntary prior disclosure to CBP in late 2021 of certain possible errors in the declaration of imported products relating to value, classification, and other matters. As part of our disclosure, we conducted a comprehensive review of our import practices and in March 2022 made a further submission to CBP providing details regarding the possible errors. Based on currently known information, we recognized a $1.0 million charge within “Cost of revenues” in our Consolidated Statement of Operations for the year ended December 31, 2021 included in the financial statements in our Current Report on Form 8-K/A filed with the SEC on March 30, 2022. The information we submitted will be reviewed by CBP and we may be liable to CBP for additional unpaid duties and interest. The resolution of this prior disclosure could be material to our cash flows in a future period and to our results of operations for any period. See “
Risk
 Factors—Our existing and planned global operations subject
us to a variety of risks and uncertainties that could adversely affect our business and operating results. Our business is subject to risks associated with selling custom parts and other products in non-United
States locations
” for additional information about the import duties and regulations imposed by CBP that apply to our business.

Competition
Our primary competitors are the fragmented,
sub-scale
manufacturing firms which serve the majority of our market today. For example, based on data from the U.S. Census Bureau, approximately 90% of machining in the U.S. is done by sub-scale
firms with less than 500 employees and 68% is done by firms with less than 100 employees. These competitors often do not have the scale or expertise to provide the modern, digital end-to-end
experience the Fast Radius Cloud Manufacturing Platform provides.
Other companies are also bringing new business models to this fragmented industry, including digital brokerage platforms, on-demand
and additive manufacturing providers, and large-scale contract manufacturers.
We believe that our cloud manufacturing technology offers customer benefits that are highly desired by the market and not available from alternative solutions. We are well-positioned to compete in our industry based on the following competitive strengths:

•
Our platform was designed from the beginning to support production at scale up to 100,000 units. We also serve companies in the prototyping and end-of-life
transition stages where the volumes are lower, given the elastic nature of our platform. This production focus is backed by a quality management system that has been certified to produce parts at production volumes for leading manufacturers across industries including automotive, aerospace, and medical devices. We believe this volume production and industrial-quality focus will allow us to capture a much larger portion of the addressable market than many other competitive solutions optimized for lower volumes and prototype-grade quality.

•
Our Cloud Manufacturing Platform is designed for applications and services to be built on top of it. Some competitors offer on-demand
manufacturing, but our platform offers a growing suite of applications, including Fast Radius
On-Demand,
Fast Radius Additive Launch, and Fast Radius Virtual Warehouse. We and third-party developers plan to continue expanding this library of software applications and manufacturing services, creating a unique ecosystem built on a foundation of proprietary data.

•
Our Cloud Manufacturing Platform includes applications that leverage data collected from our factories. These applications provide users with feedback and information about how to design their parts and configure their orders for best results and lowest cost. We believe most competitors cannot capture the same level of data fidelity since they do not manufacture the parts themselves (e.g., digital brokerages) or they do not have the Industry 4.0 factory infrastructure (e.g.
sub-scale,
fragmented machine shops).

•
Our Cloud Manufacturing Platform provides an
end-to-end
manufacturing service solution, with user applications and services, digital and physical infrastructure, a learning engine powered by data aggregated from user orders and manufacturing operations, and an operating system that links the components and orchestrates the platform.

•	The Fast Radius platform covers the entire product lifecycle, allowing users to monitor where these parts are during production and fulfillment.

•	We operate our factories using our own manufacturing execution software, which allows us to monitor and control factory operations in real time.

•
We have a quality system for internal production that is very capable and that can satisfy customer requirements across multiple industries. The quality system for our suppliers is rigorous and scalable.

Market Landscape
The term Cloud Manufacturing draws its name from cloud computing, and there are many similarities between the two. Both employ internet-connected facilities where users access shared physical resources; both use software to orchestrate operations between systems and information; and both allows users to build applications without having to invest in complex infrastructure. The chart below draws a direct comparison to the components of each concept.

With this framing in mind, Fast Radius is positioned at a unique intersection of next-generation infrastructure, software, and Industry 4.0 innovations around advanced manufacturing.
Legal Proceedings
We may be subject from time to time subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary
sanctions or relief. We intend to recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates.

Item 1A.	Risk Factors.
Our business and investing in our securities involve significant risks, some of which are described below. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed in the section titled “Special Note Regarding Forward-Looking Statements,” you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form
10-K,
including our consolidated financial statements and related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described in the following risk factors and the risks described elsewhere in this report could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This report on Form
10-K
also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described in the following risk factors and the risks described elsewhere in this report.
Unless the context otherwise requires, references in this subsection to “we,” “our,” “Fast Radius” and the “Company” refer to the business and operations of Legacy Fast Radius and its consolidated subsidiaries prior to the Business Combination and to Fast Radius, Inc. (formerly known as ECP Environmental Growth Opportunities Corp.) and its consolidated subsidiaries following the consummation of the Business Combination.
Risks Related to Our Business and Industry
Risks Related to Our Operating History
We are an early-stage company with a history of losses. We have not been profitable historically and may not achieve or maintain profitability for any period in the future or sustain cash flow from operating activities.
We have a history of losses since our incorporation in 2017 and have funded our cash flow deficits primarily through the issuance of capital stock and debt. As of December 31, 2021, we had an accumulated deficit of approximately $123.3 million, including 2021 net losses of approximately $67.9 million. We expect to continue to incur operating losses and negative cash flow as we continue to invest significantly in research and development efforts, sales and marketing and other aspects of our business.
We cannot make any assurances that these investments will result in increased revenue or growth in our business. Additionally, as a public company, we expect our legal, accounting, and other expenses to be substantially higher than the expenses we incurred as a private company. Furthermore, we may encounter unforeseen issues that require us to incur additional costs. Any such increased expenditures make it harder for us to achieve and maintain future profitability. Revenue growth and growth in our bookings and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. While we have a revenue history, we expect to bring new advanced manufacturing solutions to market that we anticipate will generate a substantial portion of our future revenue, and it is difficult for us to predict our future operating results. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this Annual Report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our losses may exceed forecasts, we may incur significant losses for the foreseeable future, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability. Accordingly, if we are not able to achieve or maintain profitability and we incur significant losses in the future, the market price of our common stock may decline, and you could lose part or all of your investment.
We have a relatively limited operating history and have experienced rapid growth, which makes evaluating our current business and future prospects difficult and may increase the risk of your investment.
Our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, as we continue to grow our business. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our business could suffer and the trading price of our stock may decline.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. If actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected. The financial projections included our filings with the Securities and Exchange Commission (the “SEC”) are based on our estimates and assumptions as of the dates indicated in such filings concerning various factors, which are subject to significant risks and uncertainties, many of which are beyond our control, and therefore actual results may differ materially. These estimates and assumptions include, among others: the continuing effects of the
COVID-19
pandemic, projections of the size and growth of the overall advanced manufacturing industry, revenue growth for our existing solutions, our available cash and cash requirements, our ability to develop and successfully commercialize new solutions and services, including new software applications and services, and the mix and gross margins of internal and outsourced production revenue. These estimates and assumptions require the exercise of judgment and may not occur and are subject to various economic, business, competitive, regulatory, legislative, political and other factors beyond our control, including, for example, changes in customer demand, increased costs in our supply chain or raw materials, and market acceptance of our solutions and services. There can be no assurance that the prospective results will be realized or that actual results will not be significantly higher or lower than estimated. Our failure to achieve our projected results could harm the trading price of the Company’s securities and the Company’s financial position.
We may not timely and effectively scale and adapt our existing technology, processes, and infrastructure to meet the needs of our business.
A key element to our continued growth is the ability to quickly and efficiently quote an increasing number of product developer and engineer submissions across geographic regions and to manufacture the related parts. This will require us to timely and effectively scale and adapt our existing technology, processes, and infrastructure to meet the needs of our business. With respect to our Cloud Manufacturing Platform and quoting technology, it may become increasingly difficult to maintain and improve their performance, especially during periods of heavy usage and as our solutions become more complex and our user traffic increases across geographic regions. Similarly, our Cloud Manufacturing Platform may not enable us to process the large numbers of unique designs and efficiently manufacture the related parts in a timely fashion to meet the needs of product developers and engineers as our business continues to grow. Any failure in our ability to timely and effectively scale and adapt our existing technology, processes and infrastructure could negatively impact our ability to retain existing customers and attract new customers, damage our reputation and brand, result in lost revenue, and otherwise substantially harm our business and results of operations.
Our operating results may fluctuate significantly from
period-to-period
and may fall below expectations in any particular period, which could adversely affect the market price of our common stock.
Our quarterly results of operations may fluctuate significantly from period-to-period.
Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. If our revenue or operating results fall below the expectations of investors or any securities analysts that follow our company in any period, the price of our common stock would likely decline. Each of the risks described in this section, as well as other factors, may affect our operating results. For example, factors that may cause our operating results to fluctuate include:

•	the degree of market acceptance of our Cloud Manufacturing Platform and related solutions;

•	our ability to compete with competitors and new entrants into our markets;

•	changes in our pricing policies or those of our competitors, including our response to price competition;

•	the effectiveness of our securing new orders and fulfilling existing orders;

•	the adoption and capital expenditure cycles of our customers’ sales cycle, and seasonality among our customers;

•	the impact of the COVID-19 pandemic on our customers, suppliers, manufacturers, and operations;

•	the mix of products that we sell and the cost of manufacturing during any period;

•	the cost to acquire new customers through our various customer acquisition channels, including digital marketing, inside sales, and business development;

•	the financial position of our customers;

•	the retention rates and average revenue and gross margins of existing and new customers;

•	the timing of our sales and deliveries of products to customers;

•	changes in the amount that we spend to develop and manufacture new solutions or technologies;

•	timing of expenditures to develop and bring to market new or enhanced solutions and the generation of revenue from those solutions;

•	changes in the cost of satisfying our warranty obligations and servicing products;

•	litigation-related expenses and/or liabilities;

•	the effectiveness of our internal controls and ability to remediate the material weaknesses in our internal control over financial reporting;

•	unforeseen liabilities or difficulties in integrating our acquisitions or newly acquired businesses;

•	our ability to collect against our accounts receivables balances from our customers in a timely manner, or at all;

•	disruptions to our internal and third-party supplier facilities and processes;

•	disruptions to our information technology systems or our third-party suppliers;

•	disruptions to our global supply chain, including raw materials availability;

•	the geographic distribution of our sales;

•	general economic and industry conditions that affect customer demand; and

•	changes in accounting rules and tax laws.
In addition, for our more complex solutions, which may require additional facilities investment and installation support, potential customers may spend a substantial amount of time performing internal assessments prior to making a purchase decision. This may cause us to devote significant effort in advance of a potential sale without any guarantee of receiving any related revenues. As a result, revenues and operating results for future periods are difficult to predict with any significant degree of certainty, which could lead to adverse effects on our inventory levels and overall financial condition. Accordingly, you should not rely on quarter-over-quarter and year-over-year comparisons of our results as an indicator of our future performance.
The global
COVID-19
pandemic has significantly affected our business and operations.
The
COVID-19
pandemic and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide. In light of the uncertain situation relating to the spread of
COVID-19,
we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate. These measures include substantial modifications to employee travel policies, office closures as employees are advised to work from home, and cancelled or shifted conferences and other events to virtual-only.
The
COVID-19
pandemic has also created many negative headwinds that present risks to our business and results of operations. For example, it has generally disrupted the operations of our customers and prospective customers, and may continue to disrupt their operations, including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets or other harm to their business and financial results. These disruptions caused us to reduce marketing and planned capital expenditures during the second quarter of 2020. Further, in May 2020, we conducted a reduction in force as a result of reduced demand for our solutions and uncertainty about future revenues.
Because the future effects of the
COVID-19
pandemic are unpredictable, the impact could be more prolonged and significant in the future. These disruptions could result in further reductions to capital expenditure budgets, delayed purchasing decisions, longer sales cycles, extended payment terms or missed payments, and postponed or canceled projects, any of which would negatively impact our business and operating results, including sales and cash flows. We cannot predict the long-term impact that the
COVID-19
pandemic may have on our business and cannot guarantee that it will not be materially negative. Although vaccines have become available to the public and states, including Illinois where our headquarters is located, have begun to ease certain restrictions, we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available. The ongoing effects of the
COVID-19
pandemic and/or the precautionary measures that we have adopted may create operational and other challenges, any of which could harm our business and results of operations.
Historically, a significant portion of our field sales, customer training events and other application services have been conducted in person, and the rollout of our new solutions has historically been supported by our participation at industry conferences. Currently, as a result of the work and travel restrictions related to the
COVID-19
pandemic, and the precautionary measures that we have adopted, most of our field sales and professional services activities are being conducted remotely, which has resulted in a decrease in our travel expenditures. However, we have begun in-person
interactions at trade shows and other customer events where permitted. We expect our travel expenditures to increase in the future, which could negatively impact our financial condition and results of operations. As of the date of this Annual Report, we do not yet know the extent of the negative impact of such restrictions and precautionary measures on our ability to attract new customers or retain and expand our relationships with existing customers over the near and long term.
In addition, many of our suppliers may experience operational challenges as a result of
COVID-19,
which in turn may destabilize our supply chain or otherwise have an adverse effect on our ability to provide products to our customers. Our suppliers may have to temporarily close a facility for disinfecting after employees test positive for
COVID-19,
face staffing shortages from employees who are sick or apprehensive about coming to work or be overwhelmed by unexpected demand. To date, certain of our suppliers have experienced delays in equipment fulfillment and other logistics related to reduced operational capacity of warehouses and shipping vessel backlogs, which has caused delays in shipping products to our customers; if these trends continue, it may negatively affect our inventory and delay delivery to our customers, which in turn will adversely affect our revenue and results of operations. If our suppliers are unable to deliver the materials we require on a timely basis, we cannot guarantee that we will be able to locate alternative sources of supply for our products on acceptable terms, or at all. If we are unable to adequately purchase appropriate amounts of inventory, our business and results of operations may be materially and adversely affected.
Additionally, the
COVID-19
pandemic has impacted, and may continue to impact, our headquarters, which is our primary corporate office, sales and marketing center and has also impacted our microfactories, including through the effects of facility closures, reductions in operating hours and other social distancing efforts. For example, if even a small number of our employees who work in clusters relating to critical functions such as manufacturing, procurement, supply chain, and research and development, test positive for
COVID-19,
the entire business function could be temporarily shut down to ensure the safety of our employees and the effectiveness of business would be severely impacted. Additionally, while Illinois and other states have begun to ease restrictions on in-person
operations, we cannot predict whether these conditions and concerns will continue or whether we will experience more significant or frequent disruptions in the future, including the complete closure of one or more of our facilities. Furthermore, as a result of the
COVID-19
pandemic, we have encouraged all employees who are

able to do so to work remotely on a full-time or partial basis. It is possible that widespread remote work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions. If a natural disaster, power outage, connectivity issue or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in increased consumer privacy, data security and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the
COVID-19
pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.
More generally, the
COVID-19
pandemic has had, and may continue to have, adverse effects on economies and financial markets globally, leading to an economic downturn, which may decrease technology spending generally and could adversely affect demand for our Cloud Manufacturing Platform and services. It is not possible at this time to estimate the full impact that
COVID-19
will have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.
To the extent the
COVID-19
pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to our ability to increase sales to existing and new customers, continue to perform on existing contracts, develop and deploy new technologies, expand our marketing capabilities and sales organization, generate sufficient cash flow to service our indebtedness, and comply with the covenants in the agreements that govern our indebtedness.
Risks Related to the Advanced Manufacturing Industry
We face intense and growing competition in the advanced manufacturing industry. Our inability to compete effectively with our competitors could affect our ability to achieve our anticipated market penetration and achieve or sustain profitability.
The advanced manufacturing industry in which we operate is highly competitive. We compete for customers with a wide variety of manufacturers of custom parts and software providers. Some of our existing and potential competitors are researching, designing, developing, and marketing other types of solutions and services that may render our existing or future solutions obsolete, uneconomical, or less competitive. Existing and potential competitors may also have substantially greater financial, technical, marketing and sales, manufacturing, distribution and other resources than us, including name recognition, as well as experience and expertise in intellectual property rights and operating within certain international markets or industry verticals, any of which may enable them to compete effectively against us. Moreover, many of our competitors have more extensive customer and partner relationships than we do, and may therefore be in a better position to identify and respond to market developments or changes in customer demands, including successfully developing technologies that outperform our technologies. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features.
Future competition may arise from the development of allied or related techniques for equipment, materials, software and services that are not encompassed by our patents, from the issuance of patents to other companies that may inhibit our ability to develop certain solutions and from improvements to existing technologies.
We intend to continue to follow a strategy of continuing product development and microfactory network expansion to enhance our competitive position to the extent practicable. But we cannot assure you that we will be able to maintain our current position or continue to compete successfully against current and future sources of competition. If we do not keep pace with technological change and introduce new solutions, services, software, and technologies, demand for our solutions may decline, and our operating results may suffer.

Increased consolidation among our customers, suppliers and competitors in the advanced manufacturing industry may have an adverse effect on our business and results of operations.
Increased consolidation in the advanced manufacturing industry among our customers, suppliers and competitors may adversely affect our business and results of operations. Customer consolidation could lead to changes in buying patterns, slowdowns in spending, and impact our distribution channels. Moreover, the significant purchasing power of these large companies can increase pricing and competitive pressures for us, including the potential for decreases in our average selling prices. If one of our customers is acquired by another company that does not rely on us to provide it with solutions or relies on another provider of similar products, we may lose that customer’s business. Any of the foregoing results will adversely affect our business, financial condition, and results of operations.
In addition, supplier consolidation may lead to increased prices of materials for our products, deployment delays and/or a disruption in output. In addition, such consolidation may exacerbate the risks relating to our dependence on a small number of suppliers for certain materials that are required to manufacture our products.
The advanced manufacturing industry in which we operate is characterized by rapid technological change, requiring continual innovation and development of new solutions and innovations to meet constantly evolving customer demands.
Our revenues are primarily derived from the sale of manufactured parts and related materials and services. The advanced manufacturing market is subject to rapid innovation and technological change and our customers’ needs are rapidly evolving. While we intend to invest substantial resources to remain on the forefront of technological development, continuing advances in advanced manufacturing technology, changes in customer requirements and preferences and the emergence of new standards, regulations and certifications could adversely affect adoption of our solutions. Our ability to compete in the advanced manufacturing market depends, in large part, on our success in developing and introducing new manufacturing capabilities, new solutions, new features and functionality within our Cloud Manufacturing Platform, and in improving our existing solutions and technology and qualifying new materials which our systems can support. We believe that we must continuously enhance and expand the functionality and features of our solutions and technologies in order to remain competitive. However, we may not be able to:

•	predict future customer demand;

•	develop cost effective new solutions and technologies that address the increasingly complex needs of prospective customers;

•	enhance our existing solutions and technologies;

•	respond to technological advances and emerging industry standards and certifications on a cost-effective and timely basis;

•	adequately protect our intellectual property as we develop new solutions and technologies;

•	identify the appropriate technology or solutions to which to devote our resources; or

•	ensure the availability of cash resources to fund research and development.
Even if we successfully introduce new advanced manufacturing solutions and technologies and enhance our existing solutions and technologies, it is possible that these will eventually supplant our existing solutions or that our competitors will develop new solutions and technologies that will replace our own. As a result, any of our solutions may be rendered obsolete or uneconomical by our or our competitors’ technological advances, leading to a loss in market share, decline in revenue and adverse effects to our business and prospects.

Forecasts of our market and market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, there can be no assurance that our business will serve a significant portion of the market or grow at similar rates, or at all.
Market opportunity estimates and growth forecasts included in this Annual Report, including the expected size and growth of the markets for various manufacturing technologies and other markets in which we participate, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our ability to serve a significant portion of this estimated market is subject to many factors, including competitive constraints, capital expenditure requirements, and our success in implementing our business strategy, which is subject to many risks and uncertainties. Even if these markets experience the forecasted growth described in this Annual Report, we may not grow our business at similar rates, or at all. Our future growth is subject to many factors, including market adoption of our solutions, which is subject to many risks and uncertainties. Accordingly, the forecasts and estimates of market size and growth described in this Annual Report, including internally generated estimates, should not be taken as indicative of our future growth. In addition, these forecasts may not adequately consider the impact of the current global
COVID-19
pandemic, and we cannot assure you that these forecasts will not be materially and adversely affected as a result.
Declines in the prices of our solutions and services, or in our volume of sales, together with our relatively inflexible cost structure, may adversely affect our financial results.
Our business is subject to price competition. Such price competition may adversely affect our results of operations, especially during periods of decreased demand. Decreased demand also adversely impacts the volume of our sales. If our business is not able to offset price reductions resulting from these pressures, or decreased volume of sales due to contractions in the market, by improved operating efficiencies and reduced expenditures, then our operating results will be adversely affected.
Certain of our operating costs, including certain of our software costs and costs to lease manufacturing equipment, are fixed, and cannot readily be reduced, which has an impact on our operating results. To the extent the demand for our solutions slows, or the advanced manufacturing market contracts, we may be faced with excess manufacturing capacity and related costs that cannot readily be reduced, which will adversely impact our financial condition and results of operations. Conversely, because we generally do not have long-term supply agreements, we are subject to the risk of significant cost increases by our suppliers.
We may experience significant delays in the design, production and launch of our advanced manufacturing solutions and enhancements to existing solutions, and we may be unable to successfully commercialize solutions on our planned timelines.
We have several advanced manufacturing solutions and enhancements to existing solutions that are still under development. There are often delays in the design, testing, manufacture and commercial release of new solutions, and any delay in the launch of our solutions could materially damage our brand, business, growth prospects, financial condition, and operating results. Even if we successfully complete the design, testing and manufacture for one or all of our solutions or enhancements under development, we may fail to develop a commercially successful solution on the timeline we expect for a number of reasons, including:

•	misalignment between the solutions and customer needs;

•	length of sales cycles;

•	insufficient solution innovation;

•	solution quality and performance issues;

•	insufficient resources or qualified personnel to develop the solution;

•	failure of the solution to perform in accordance with the customer’s expectations and industry standards;

•	inability to procure parts of adequate quality needed to build a product on commercially acceptable terms, or at all;

•	insufficient labor or process stability to build the product to required specifications;

•	ineffective distribution, sales, and marketing;

•	delay in obtaining any required regulatory approvals;

•	the impact of the COVID-19 pandemic on production and demand for our solutions;

•	unexpected production costs and delays; or

•	release of competitive solutions.
Our success in the market for the new solutions we develop will depend in part on our ability to prove our new solutions’ capabilities in a timely manner. Until demonstration, our customers may not believe that our solutions and/or technology have the capabilities they were designed to have or that we believe they have. Furthermore, even if we do successfully demonstrate our solutions’ capabilities, potential customers may be more comfortable doing business with a competitor, including larger and more established companies, may take longer than expected to make the decision to order our solutions, or may not have the budget or decision making authority to purchase the solution. Significant revenue from new solution investments may not be achieved for a number of years, if at all. If the timing of our launch of new solutions and/or of our customers’ acceptance of such solutions is different than our assumptions, our revenue and results of operations may be adversely affected.
Changes in our solutions mix may impact our gross margins and financial performance.
Our financial performance may be affected by the mix of solutions and services we sell during a given period, and our gross margin may fluctuate from period to period as a result of changes in solution pricing, manufacturing costs and solutions mix. We also expect to continue to offer solutions at a variety of price points. Sales of certain of our solutions have, or are expected to have, higher gross margin contributions than others. If our solution mix shifts too far into lower gross margin solutions, or we are unable to maintain or increase gross margins, and we are not able to sufficiently reduce the engineering, production and other costs associated with those solutions or substantially increase the sales of our higher gross margin solutions, our profitability could be reduced. Additionally, the introduction of new solutions or services may further heighten quarterly fluctuations in gross profit and gross profit margins due to manufacturing ramp-up
and
start-up
costs. Relatedly, if our solution mix shifts such that our production rates decrease, our costs and margins may be negatively impacted. We may experience significant quarterly fluctuations in gross profit margins or operating income or loss due to the impact of the mix of solutions, channels, or geographic areas in which we sell our solutions from period to period.
Risks Related to Our Business Operations
We expect to continue to experience rapid growth and organizational change. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or attract new employees and customers.
We expect to continue to experience growth in our number of customers, sales, revenues, and headcount. We expect to continue to make significant investments in our business, including investments in our infrastructure, software, technology, personnel headcount, facilities, marketing, and sales efforts. If our business does not generate the level of revenue required to support our investment, our net sales and profitability will be adversely affected.
To manage growth in our operations and personnel, we will need to continue to scale and improve our operational, financial, and management controls, and our reporting systems and procedures, which will require significant capital expenditures, increasing our cost of operations and the reallocation of valuable management resources. As we scale, it may become more difficult and will require additional capital expenditures to maintain and increase the productivity of our employees, expand production to address the needs of our actual and prospective customers, to further develop and enhance our solutions, and remain competitive against our competitors’ solutions. These enhancements and improvements will require significant capital expenditures, investments in additional headcount and other operating expenditures and allocation of valuable management and employee resources. Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth and expansion. There are no guarantees we will be able to do so in an efficient or timely manner, or at all.
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all. If we fail to obtain additional capital on terms that are acceptable, we may not be able to implement such plans for business growth fully, if at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges and opportunities, including the need to develop new features or enhance our solutions, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds if our existing sources of cash and any funds generated from operations do not provide us with sufficient capital.
If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges and opportunities could be significantly impaired, and our business may be adversely affected.
Without obtaining adequate capital funding or improving our financial performance, we may not be able to continue as a going concern.
Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern without additional capital raising activities. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern. Similarly, Legacy Fast Radius’ independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of, and for the year ended, December 31, 2021, describing the existence of substantial doubt about our ability to continue as a going concern. We do not believe that the funds raised through the Business Combination will enable us to fund our expansion plans, realize our business objectives and to continue as a going concern for the next twelve months. Failure to secure additional funding may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results, financial condition, and ability to achieve our intended business objectives.
We are dependent on the continued services and performance of our senior management and other key employees, as well as on our ability to successfully hire, train, manage and retain qualified personnel.
Our future performance depends on the continued services and contributions of our executive team, founders, and other key employees, including, in particular, our co-founder
and chief executive officer, Lou Rassey, to execute on our business plan and to identify and pursue new opportunities and solution innovations.

Such persons may resign at any time and the loss of their services could delay or prevent the successful implementation of our strategy, commercialization of new applications for our systems or other solutions, or could otherwise adversely affect our ability to manage our company effectively and carry out our business plan. There is no assurance that if any senior executive, founder, or other key employee leaves in the future, we will be able to rapidly replace him or her and transition smoothly towards his or her successor, without any adverse impact on our operations.
Our ability to successfully pursue our growth strategy will also depend on our ability to attract, motivate, and retain existing and new personnel. We experience intense competition for qualified senior management and other key personnel (including scientific, technical, manufacturing, engineering, financial and sales personnel) in the advanced manufacturing industry, especially in the greater Chicago area. Our personnel are generally employed on an at-will
basis, which means that they could terminate their employment with us at any time. There can be no assurance that we will be able to retain our current key personnel or attract new persons to join our organization in the future. Some of our competitors for these employees have greater resources and more experience, making it difficult for us to compete successfully for key personnel. These pressures could result in increased costs in order to provide competitive compensation packages to attract and retain key personnel. Moreover, new employees may not be as productive as we expect since we may face challenges in adequately integrating them into our workforce and culture. If we cannot attract and retain sufficiently qualified technical employees for our research and development activities, as well as experienced sales and marketing personnel, we may be unable to develop and commercialize new solutions and enhancements to existing solutions.
If demand for our solutions does not grow as expected, or if market adoption of advanced manufacturing and our Cloud Manufacturing Platform does not continue to develop, or develops more slowly than expected, our revenues may stagnate or decline, and our business may be adversely affected.
We believe that the industrial manufacturing market, which today is dominated by conventional manufacturing processes that do not involve advanced manufacturing technology, is undergoing a shift towards advanced manufacturing. We may not be able to develop effective strategies to raise awareness among potential customers of the benefits of advanced manufacturing technologies or our Cloud Manufacturing Platform, or our solutions may not address the specific needs or provide the level of functionality required by potential customers to encourage the continuation of this shift towards advanced manufacturing and our Cloud Manufacturing Platform. We must anticipate, sometimes several years in advance, the direction that the industrial manufacturing market is taking. We may not correctly anticipate the direction, which may lead us to invest in the wrong solutions, which may adversely affect our results of operations and financial condition. If advanced manufacturing technology does not continue to gain broader market acceptance as an alternative to more traditional, less advanced, and less automated manufacturing processes, or if the marketplace adopts advanced manufacturing technologies that differ from our technologies, we may not be able to increase or sustain the level of sales of our solutions, and our operating results would be adversely affected as a result.
Our success also depends in part on the widespread adoption by customers of our Cloud Manufacturing Platform as an alternative to traditional methods of communication, such as
e-mail,
phone and
in-person
communications. Currently our customers engage with us through both our Cloud Manufacturing Platform and via traditional methods of communication, such as email, phone, and in-person
communications with our Account Executives. Existing and potential customers may need further education on the value of online platforms in general and our Cloud Manufacturing Platform in particular, and on how to integrate them into current operations. A lack of education as to how our platform operates may cause customers to prefer more traditional forms of communication or to have difficulty integrating our platform into their business. Accordingly, the adoption of our Cloud Manufacturing Platform may be slower than we anticipate. In order to attain the level of profitability we are forecasting, our customers will need to continue adopting our Cloud Manufacturing Platform to reduce our costs to serve customers. If we are unable to drive adoption of our Cloud Manufacturing Platform and customers instead prefer to rely on traditional forms of communication, we may experience slower than projected growth and our profitability will be impaired.

Our failure to meet our customers’ price expectations would adversely affect our business and results of operations.
Demand for our cloud-based solutions is sensitive to price. We believe our competitive pricing has been an important factor in our results to date. Therefore, changes in our pricing strategies can have a significant impact on our business and ability to generate revenue. Many factors, including our production and personnel costs, our competitors’ pricing and marketing strategies, our customers’ budgets, and the value our cloud-based solutions bring to our customers can significantly impact our pricing strategies. If we fail to meet our customers’ price expectations in any given period, demand for our cloud-based solutions could be negatively impacted and our business, results of operations and brand could suffer.
Our revenue model is also evolving, and we may introduce new revenue models or avenues that may not be accepted by our customers and as such will not materialize.
We rely on a limited number of third-party logistics providers for distribution of our products, and their failure to distribute our products effectively would adversely affect our sales.
We rely on a limited number of third-party logistics providers for shipping our products. Some third-party logistics providers store our products in a limited number of warehouses where they prepare and ship our products based on digital instructions. The use of a limited number of third-party logistics providers increases the risk that a fire or damage from another type of disaster at any of the warehouses may result in a disruption of our commercialization efforts. Additionally, because we use a limited number of third-party logistics providers, if there is a disruption in the distribution channels of such third-party logistics providers, our business and financial condition could be adversely impacted.
If our third-party logistics providers do not fulfill their contractual obligations to us, or refuse or fail to adequately distribute our products, such as by shipping our products to the incorrect recipient, or the agreements are terminated without adequate notice, shipments of our products, and associated revenues, would be adversely affected. In addition, we expect that it may take a significant amount of time if we were required to change our third-party logistics providers and would require significant efforts to provide the systems support required for a new provider to effectively support our operations.
Defects in new products or in enhancements to our existing products that give rise to product returns or warranty or other claims could result in material expenses, diversion of management time and attention and damage to our reputation.
Our manufacturing solutions are complex and may contain undetected defects or errors when first introduced or as enhancements are released that, despite testing, are not discovered until after a product has been used. We may not know which products are affected by defects. These defects could be systemic and could affect all of the products we shipped prior to discovery thereof. It may not be economically feasible to identify, replace or repair all affected products. In the event that the defect is severe enough or impacts customer safety, a product recall may be required. This could result in delayed market acceptance of our products or claims from customers or others, which may result in litigation, increased customer warranty, support and repair or replacement costs, damage to our reputation and business, or significant costs and diversion of support, management and engineering personnel to correct the defect or error.
We may from time to time become subject to warranty or product liability claims related to product quality issues that may require us to take remedial action and could, regardless of merit, lead us to incur significant expenses, result in diversion of management time and attention, damage to our business and reputation and brand, and cause us to fail to retain existing customers or fail to attract new customers. We generally attempt to include provisions in our agreements with customers that are designed to manage our exposure to potential liability for damages arising from defects or errors in our products. However, it is possible that these provisions may not be effective as a result of unfavorable judicial decisions or laws enacted in the future. Moreover, when such warranties are included in our agreements with customers, they generally have a service life of four years beginning from the date of product purchase and, in the event of a failure of products covered under the warranties, we may be required to repair or replace the products at the customers’ discretion.
We may be unable to consistently manufacture our products to the necessary specifications or in quantities necessary to meet demand at an acceptable cost or at an acceptable performance level.
Our products are sometimes integrated solutions with many different components that work together. As such, a quality defect in a single component can compromise the performance of the entire solution. As we continue to grow and introduce new products, and as our products incorporate increasingly sophisticated technology, it will be increasingly difficult to ensure our products are produced in the necessary quantities without sacrificing quality. There is no assurance that we or our third-party manufacturers and any component suppliers will be able to continue to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect. Relatedly, certain of our materials are sourced by a single supplier and, if the supply became disrupted as a result of insufficient quality, service delays or any other factor, our manufacturing efforts may be adversely affected. Any future design issues, unforeseen manufacturing problems, such as contamination of our or such third-party facilities, equipment malfunctions, aging components, component obsolescence, business continuity issues, quality issues with components and materials sourced from third-party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, financial condition and operating results. Furthermore, we or our third-party manufacturers may not be able to increase manufacturing to meet anticipated demand or may experience downtime.
In order to meet our customers’ needs, we attempt to forecast demand for our products and components used for the manufacture of our products. If we fail to accurately forecast this demand, we could incur additional costs or experience manufacturing delays and may experience lost sales or significant inventory carrying costs.
The risk of manufacturing defects or quality control issues is generally higher for new products, whether produced by us or a third-party manufacturer, products that are transitioned from one manufacturer to another, particularly if manufacturing is transitioned or initiated with a manufacturer we have not worked with in the past, and products that are transferred from one manufacturing facility to another. There can be no assurance that we and our third-party manufacturers will be able to launch new products on time, transition manufacturing of existing products to new manufacturers, transition our manufacturing capabilities to a new location or transition manufacturing of any additional materials in-house
without manufacturing defects. An inability to manufacture products and components that consistently meet specifications, in necessary quantities and at commercially acceptable costs will have a negative impact and may have a material adverse effect on our brand, business, financial condition and results of operations.
Our commercial contracts generally contain limitations on liability, and we carry liability insurance in amounts that we believe are adequate for our risk exposure and commensurate with industry norms. However, commercial terms and our insurance coverage may not be adequate or available to protect our company in all circumstances, and we might not be able to maintain adequate insurance coverage for our business in the future at an acceptable cost. Any liability claim against us that is not covered by adequate insurance could adversely affect our consolidated results of operations and financial condition. Finally, any liability claim against us may cause harm to our brand, reputation and adversely impact our business.
As manufacturing is a core part of our operations, we are exposed to accompanying risks and liabilities.
In-house
and outsourced manufacturing has been and continues to be a significant part of our business. As a result, we expect to continue to be subject to various risks associated with the manufacturing and supply of products, including the following:

•
If we fail to supply products in accordance with contractual terms, including terms related to time of delivery and performance specifications, we may be required to repair or replace defective products and may become liable for direct, special, consequential and other damages, even if manufacturing or delivery was outsourced;

•	Raw materials used in the manufacturing process, labor and other key inputs may become scarce, obsolete, and expensive, causing our costs to exceed cost projections and associated revenues;

•
Manufacturing processes typically involve large machinery, fuels, and chemicals, any or all of which may lead to accidents involving bodily harm, destruction of facilities and environmental contamination and associated liabilities;

•
As our manufacturing operations expand, we expect that a portion of our manufacturing will be done in regions outside the United States, either by third-party contractors or in a factory owned by us. Any manufacturing done in such locations presents risks associated with quality control, currency exchange rates, foreign laws and customs, timing and loss risks associated with international transportation and potential adverse changes in the political, legal, and social environment in the host county;

•
We have made, and may be required to make, representations as to our right to supply and/or license intellectual property and to our compliance with laws. Such representations are usually supported by indemnification provisions requiring us to defend our customers and otherwise make them whole if we license or supply products that infringe on third-party technologies or violate government regulations;

•
As our manufacturing operations scale, so will our dependence on skilled labor at both in-house
and third-party manufacturing facilities. If we are unable to obtain and maintain skilled labor resources, we may unable to meet customer production demands; and

•
With scaling production volume, demand for our products may make up a significant percentage of global volume in select categories or commodities. Such commodities could be subject to large pricing swings due to the global political, legal, and social environment and could cause our costs to exceed production and associated revenues.

Any failure to adequately manage risks associated with the manufacture and supply of materials and products could adversely affect profits from that segment of our business and/or lead to significant liabilities, which would harm our brand, business, operations, and financial condition.
As we acquire and invest in companies or technologies, we may not realize expected business, technological or financial benefits and the acquisitions or investments could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our business, results of operations, and financial condition.
As part of our business strategy, we may evaluate and make investments in, or acquisitions of, complementary companies, solutions, software, and technologies, to further grow and augment our business and solution offerings. The success of any attempts to grow our business through acquisitions to complement our business depends in part on the availability of, our ability to identify, and our ability to engage and pursue suitable acquisition candidates. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all.
If we do complete future acquisitions, we cannot assure you that they will ultimately strengthen our competitive position or that they will be viewed positively by customers, financial markets, or investors. Furthermore, future acquisitions could pose numerous additional risks to our operations, including:

•	diversion of management’s attention from existing operations;

•	unanticipated costs or liabilities associated with the acquisition, including risks associated with acquired intellectual property and/or technologies;

•
difficulties in, and the cost of, integrating personnel and cultures, operations, technologies, solutions, and services which may lead to failure to achieve the expected benefits on a timely basis or at all;

•	challenges in achieving strategic objectives, cost savings and other anticipated benefits;

•	inability to maintain relationships with key customers, suppliers, vendors and other third parties on which the purchased business relies;

•	the difficulty of incorporating acquired technology and rights into our solutions and solution portfolio and of maintaining quality and security standards consistent with our brand;

•	ineffective controls, procedures and policies inherited from the acquired company or during the transition and integration;

•	inability to generate sufficient revenue to offset acquisition and/or investment costs;

•	negative impact to our results of operations because of the amortization and depreciation of amounts related to acquired intangible assets and fixed assets;

•
requirements to record certain acquisition-related costs and other items as current period expenses, which would have the effect of reducing our reported earnings in the period in which an acquisition is consummated;

•	the loss of acquired unearned revenue and unbilled unearned revenue;

•	recording goodwill or other long-lived asset impairment charges (if any) in the periods in which they occur, which could result in a significant charge to our earnings in any such period;

•	use of substantial portions of our available cash, issuance of dilutive equity or the incurrence of debt to consummate the acquisition;

•	potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;

•	tax effects and costs of any such acquisitions, including the related integration into our tax structure and assessment of the impact on the realizability of our future tax assets or liabilities;

•	the potential entry into new markets in which we have little or no experience or where competitors may have stronger market positions; and

•	currency and regulatory risks associated with conducting operations in foreign countries.
In addition, acquired technologies and intellectual property may be rendered obsolete or uneconomical by our own or our competitors’ technological advances. Management resources may also be diverted from operating our existing businesses to certain acquisition integration challenges. If we are unable to successfully integrate acquired businesses, our anticipated revenues and profits may be lower. Our profit margins may also be lower, or diluted, following the acquisition of companies whose profit margins are less than those of our existing businesses.
We have in the past and may in the future depend on certain key customers for a significant portion of our revenues. The loss of any of these key customers or the loss of any contracted volumes could have a material adverse effect on our business.
We have historically relied on a limited number of customers for a significant portion of our revenues. For example, our largest customer for the year ended December 31, 2020 accounted for approximately 21.6% of our revenue. Although no single customer represented greater than 10% of revenue for 2021, sales to a limited number of customers may in the future account for a high percentage of our revenues in any given period, and the loss of any of these customers, or a significant reduction in sales to our existing customer base, could have a material adverse effect on our business.

Our bookings might not accurately predict our future revenue, and we might not realize all or any part of the anticipated revenues reflected in our bookings.
Our bookings represent the anticipated contract value of goods and services to be delivered in the future under contracts (or purchase orders) which have been executed as well as contracts under negotiation that are priced, fully scoped, verbally awarded, and expected to be executed shortly. Bookings vary from period to period depending on numerous factors, including the overall health of the manufacturing industry, industry consolidation, and sales performance. We expect that the majority of purchase orders included in bookings for a given fiscal quarter will be earned as revenues within the quarter or subsequent four fiscal quarters, with the specific timing determined by the nature and scope of each purchase order, but generally not to exceed one fiscal year. However, in some cases, larger than average, long-term purchase orders may have a delivery schedule that spans beyond four quarters. Executed purchase orders also may be terminated or delayed at any time by our customers for reasons beyond our control. To the extent projects are delayed, the anticipated timing of our revenues could be materially adversely affected.
In the event a customer terminates a contract or purchase order, we are generally entitled to be paid for performance rendered through the termination date and for performance provided in winding down the project. However, we are generally not entitled to receive the full amount of revenues reflected in our bookings in the event of a contract or purchase order termination. A number of factors may affect bookings and the revenues generated from our bookings, including:

•	the size, complexity and duration of the products being manufactured;

•	changes in delivery schedules; and

•	the cancellation or delay of a contract or purchase order.
Although we expect an increase in bookings will generally result in an increase in future revenues to be recognized over time (depending on future contract modifications, contract cancellations and other adjustments), an increase in bookings over a particular period in time does not necessarily correspond to an increase in revenues during a particular period. The timing and extent to which bookings will result in revenues depends on many factors, including the timing of commencement of work, the rate at which we perform services, schedule changes, cancellations and delays, and the nature, duration, size and complexity of the products being manufactured. As a result of these factors, bookings are not necessarily a reliable indicator of future revenues and we might not realize all or any part of the revenues from the authorizations in bookings as of any point in time.
Risks associated with our labor force could have a significant adverse effect on our business.
We had approximately 325 employees as of December 31, 2021. Various national, federal, and state labor laws govern our relationships with our employees and affect our operating costs. These laws include employee classifications as exempt or non-exempt,
minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, anti-discrimination laws, safety standards, payroll taxes, employment agreements, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt.
As our employees may be paid at rates that relate to the applicable minimum wage, further increases in the minimum wage could increase our labor costs. Employees may make claims against us under national, federal, or state laws, which could result in significant costs. Significant additional government regulations could materially affect our business, financial condition, and results of operations.
None of our U.S. employees are currently covered by collective bargaining or other similar labor agreements. However, if a large number of our U.S. employees were to unionize, including in the wake of any future legislation that makes it easier for employees to unionize, our business could be negatively affected. Any inability by us to negotiate collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs. If any such strikes or other work stoppages occur, or if other employees become represented by a union, we could experience a disruption of our operations and higher labor costs.
In addition, certain of our suppliers and logistics providers may have unionized work forces. Strikes, work stoppages or slowdowns could result in slowdowns or closures of facilities where the products that we sell are manufactured or could affect the ability of our suppliers to deliver such products to us. Any interruption in the production or delivery of these products could delay or reduce availability of these products and increase our costs.
Under applicable employment laws, we may not be able to enforce covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.
We generally enter into
non-competition
agreements with our employees. These agreements prohibit our employees from competing directly with us or working for our competitors or clients for a limited period after they cease working for us. We may be unable to enforce these agreements under the current or future laws of the jurisdictions in which our employees work and it may be difficult for us to restrict our competitors from benefiting from the expertise that our former employees or consultants developed while working for us. For example, in Illinois, where most of our employees are based, applicable law imposes a number of requirements to enter into a valid non-competition
agreement.
Regulations and evolving legislation governing issues involving climate change and sustainability could result in increased operating costs, which could have a material adverse effect on our business.
A number of international, federal, state or local governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impact of climate change. For example, the United States Environmental Protection Agency (“EPA”) issued a notice of finding and determination that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to human health and the environment, which allowed EPA to begin regulating emissions of GHGs under existing provisions of the Clean Air Act (“CAA”). Legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas and countries not subject to such limitations. Given the political significance, regulatory or compliance obligations and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. These impacts may adversely impact the cost, production and financial performance of our operations.
Risks Related to Third-Parties
We rely on our software and information technology systems to manage numerous aspects of our business, including our Cloud Manufacturing Platform, and a disruption of these systems could adversely affect our business.
We rely on our information technology systems to manage numerous aspects of our business, including our Cloud Manufacturing Platform, as well as to efficiently purchase products from our suppliers, provide procurement and logistic services, ship products to our customers, receive orders from our customers, manage our accounting and financial functions, including our internal controls, and maintain our research and development data. Our information technology systems are an essential component of our business and any disruption could significantly limit our ability to manage and operate our business efficiently. A failure of our information technology systems to perform properly could disrupt our supply chain, product development and customer experience, which may lead to increased overhead costs and decreased sales and have an adverse effect on our reputation and our financial condition. In particular, our Cloud Manufacturing Platform is an essential system that virtually all of our customers depend on for their design needs. If our Cloud Manufacturing Platform were to fail, we could face adverse consequences to our results of operations, financial condition, and business reputation. In addition, during the
COVID-19
pandemic, a substantial portion of our employees have conducted work remotely, making us more dependent on potentially vulnerable communications systems and making us more vulnerable to cyberattacks.
Although we take steps and incur significant costs to secure our information technology systems, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, our security measures may not be effective and our systems may be vulnerable to damage or interruption. Disruption to our information technology systems could result from power outages, computer and telecommunications failures, computer viruses, cyberattack, ransomware attacks, phishing schemes, malware or other security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war, terrorism and usage errors by our employees.
Our reputation and financial condition could be adversely affected if, as a result of a significant cyber-event or otherwise:

•	our operations are disrupted or shut down;

•	our confidential, proprietary information is stolen or disclosed;

•	we incur costs or are required to pay fines in connection with stolen customer, employee, or other confidential information; or

•	we must dedicate significant resources to system repairs or increase cyber security protection.
In addition, any unauthorized access, disclosure or other loss or unauthorized use of information or data could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines. In addition, although we seek to detect and investigate all data security incidents, security breaches and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure.
The cost of investigating, mitigating, and responding to potential data security breaches and complying with applicable breach notification obligations to individuals, regulators, partners, and others can be significant. Our insurance policies may not be adequate to compensate us for the potential costs and other losses arising from such disruptions, failures, or security breaches. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, defending a suit, regardless of its merit, could be costly, divert management attention and harm our reputation.
If our computer systems are damaged or cease to function properly, or, if we do not replace or upgrade certain systems, we may incur substantial costs to repair or replace them and may experience an interruption of our normal business activities or loss of critical data. Any such disruption could adversely affect our reputation and financial condition.
We also rely on information technology systems maintained by third parties, including third-party cloud computing services and the computer systems of our suppliers for both our internal operations and our customer-facing infrastructure related to our advanced manufacturing solutions. These systems are also vulnerable to the types of interruption and damage described above but we have less ability to take measures to protect against such disruptions or to resolve them if they were to occur. Information technology problems faced by third parties on which we rely could adversely impact our business and financial condition as well as negatively impact our brand reputation.

A real or perceived defect, security vulnerability, error or performance failure in our software or technical problems or disruptions caused by our third-party service providers could cause us to lose revenue, damage our reputation and expose us to liability.
The products we manufacture, and our manufacturing operations, rely upon complementary software, which is inherently complex and, despite extensive testing and quality control, has in the past and may in the future contain defects or errors, especially when first introduced, or otherwise not perform as contemplated. As the use of our products, including products that were recently acquired or developed, expands to more sensitive, secure or mission critical uses by our customers, we may be subject to increased scrutiny, potential reputational risk or potential liability should our software fail to perform as contemplated in such deployments. We have in the past and may in the future need to issue corrective releases of our software to fix these defects, errors or performance failures and we may encounter technical problems when we attempt to perform routine maintenance or enhance our software, internal applications, and systems, which could require us to allocate significant research and development and customer support resources to address these problems and divert the focus of our management and research and development teams. In addition, our Cloud Manufacturing Platform may be negatively impacted by technical issues experienced by our third-party service providers.
Our business, brands, reputation, and ability to attract and retain customers depend upon the satisfactory performance, reliability and availability of our software solutions, which in turn depend upon the availability of the internet and our third-party service providers. For example, we outsource our software hosting to Amazon Web Services (“AWS”), our hosting provider. Our hosting provider runs its own platforms upon which our solutions depend, and we are, therefore, vulnerable to service interruptions at the hosting provider level. We do not control the operation of any of AWS’ data center hosting facilities, and they may be subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, terrorist attacks and similar events. They may also be subject to interruptions due to system failures, computer viruses, software errors or subject to breaches of computer hardware and software security, break-ins,
sabotage, intentional acts of vandalism and similar misconduct. And while we rely on service level agreements with our hosting provider, if they do not properly maintain their infrastructure or if they incur unplanned outages, our customers may experience performance issues or unexpected interruptions and we may not meet our service level agreement terms with our customers. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints.
Any inefficiencies, security vulnerabilities, errors, defects, technical problems or performance failures with our software, internal applications and systems could reduce the quality of our solutions or interfere with our customers’ (and their users’) use of our solutions, which could negatively impact our brand and reputation, reduce demand, lead to a loss of customers or revenue, adversely affect our results of operations and financial condition, increase our costs to resolve such issues and subject us to financial penalties and liabilities under our service level agreements. Any limitation of liability provisions that may be contained in our customer agreements may not be effective as a result of existing or future applicable law or unfavorable judicial decisions. The sale and support of our solutions entail the risk of liability claims, which could be substantial in light of the use of our solutions in enterprise-wide environments. In addition, our insurance against this liability may not be adequate to cover a potential claim.
If we experience a significant cybersecurity breach or disruption in our information systems or any of our partners’ information systems, our business could be adversely affected.
Malicious actors may be able to penetrate our network and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Malicious actors also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. While we employ a number of protective measures, including firewalls, network infrastructure vulnerability scanning, anti-virus and endpoint detection and response technologies, these measures may fail to prevent or detect attacks on our systems due to the frequent evolving nature of cybersecurity attacks. Although these measures are designed to ensure the confidentiality, integrity and availability of our information and technology systems, there is no assurance that these measures will detect all threats or prevent a cybersecurity attack in the future, which could adversely affect our business, reputation, operations or products.
In addition, our hardware and software or third party components and software that we utilize in our products may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation or security of the products. The costs to us to eliminate or mitigate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant and, if our efforts to address these problems are not successful, could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.
To the extent we experience cybersecurity incidents in the future, our relationships with our partners, suppliers and customers may be materially impacted, our brand and reputation may be harmed and we could incur substantial costs in investigating, responding to and remediating the incidents, and in resolving any regulatory investigations or disputes that may arise with respect to them, any of which would cause our business, operations, or products to be adversely affected. In addition, the cost and operational consequences of implementing and adding further data protection measures could be significant.
We depend on a limited number of suppliers for a portion of our manufacturing needs and any delay, disruption or quality control problems in their operations, including due to the
COVID-19
pandemic, could cause harm to our operations, including loss of market share and damage to our brand.
We depend on suppliers for the components and raw materials used in our products. While there are several potential suppliers for most of these products, all of our products are manufactured, assembled, tested, and generally packaged by a limited number of suppliers and several single source providers of certain supplies. In most cases, we rely on these suppliers to procure components and, in some cases, subcontract engineering work. Our reliance on a limited number of suppliers involves a number of risks, including:

•	unexpected increases in manufacturing and repair costs;

•	inability to control the quality and reliability of products or materials;

•	inability to control delivery schedules;

•	potential liability for expenses incurred by third-party suppliers in reliance on our forecasts that later prove to be inaccurate;

•	potential lack of adequate capacity to manufacture all or a part of the products we require;

•	potential labor unrest affecting the ability of the third-party suppliers to produce our products; and

•	unexpected component or process obsolescence making key components unavailable.
If any of our suppliers experience a delay, disruption or quality control problems in their operations, including due to the
COVID-19
pandemic, or if a primary third-party supplier does not renew its agreement with us, our operations could be significantly disrupted and our product shipments could be delayed. Qualifying a new supplier and commencing volume production is expensive and time consuming. Ensuring that a supplier is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that a supplier can scale its production of our products at the volumes and in the quality that we require. If a supplier is unable to do these things, we may have to move production for the products to a new or existing third-party supplier, which would take significant effort and our brand, business, results of operations and financial condition could be materially adversely affected. Finally, if a supplier producing a highly specified product changes its materials or is unable to meet our production demands, it could lead to specification changes, increased lead time or cancellation of the product.

As we contemplate moving manufacturing into different jurisdictions, we may be subject to additional significant challenges in ensuring that quality, processes, and costs, among other issues, are consistent with our expectations.
In addition, because we use a limited number of third-party suppliers, increases in the prices charged may have an adverse effect on our results of operations, as we may be unable to find a supplier who can supply us at a lower price. As a result, the loss of a limited source supplier could adversely affect our relationships with our customers and our results of operations and financial condition.
All of our products must satisfy safety and regulatory standards and some of our products must also receive government certifications. We rely on third-party providers to conduct the tests that support our applications for most regulatory approvals for our products. As part of the certification process, our third-party suppliers are subject to audit and must receive approvals from third-parties providing such certifications. Failure to meet these certifications by our third-party suppliers could adversely impact our business. Moreover, if our third-party suppliers fail to timely and accurately conduct the tests supporting our applications for regulatory approvals, we may be unable to obtain the necessary domestic or foreign regulatory approvals or certifications to sell our products in certain jurisdictions. As a result, we would be unable to sell our products and our sales and profitability could be reduced, our relationships with our sales channel could be harmed and our reputation and brand would suffer.
If our suppliers become unavailable or inadequate, our customer relationships, results of operations and financial condition may be adversely affected.
We acquire certain of our materials, which are critical to the ongoing operation and future growth of our business, from several third parties. We rely on our suppliers to manage their supply chains. If one of our suppliers has supply chain disruption, or our relationship with our supplier terminates, we could experience delay. While most manufacturing equipment and materials for our products are available from multiple suppliers, certain of those items are only available from limited sources. Should any of these suppliers become unavailable or inadequate, or impose terms unacceptable to us, such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and we may not be successful in doing so on terms acceptable to us, or at all. As a result, the loss of a limited source supplier could adversely affect our brand and relationship with our customers as well as our results of operations and financial condition.
In the case of certain materials, we have specified a certain grade of a product to be used in our manufacturing process. While there are several potential suppliers of most of these component materials that we use, we currently choose to use only one or a limited number of suppliers for several of these components and materials. For those materials, we could be impacted by any changes our suppliers make to such materials, which could include specification changes, lead time or cancellation of the material. If there is not an alternate product available, replacement thereof would require significant engineering and manufacturing efforts by us to qualify a replacement. Additionally, if a supplier of such materials decided to terminate their relationship with us, we may face delays in our production as we seek out a replacement supplier. Our reliance on a single or limited number of suppliers involves a number of risks, including:

•	potential shortages of some key components;

•	product performance shortfalls, if traceable to particular product components, since the supplier of the faulty component cannot readily be replaced;

•	discontinuation of a product or certain materials on which we rely;

•	potential insolvency of these vendors; and

•	reduced control over delivery schedules, manufacturing capabilities, quality, and costs.
In addition, we evaluate new suppliers pursuant to our internal procedures. This process involves evaluations of varying durations, which may cause production delays if we were required to qualify a new supplier unexpectedly.

We generally assemble our systems and parts based on our internal forecasts and the availability of raw materials, assemblies, components, and finished goods that are supplied to us by third parties, which are subject to various lead times. If certain suppliers were to decide to discontinue production of an assembly, component or raw material that we use, the unanticipated change in the availability of supplies, or unanticipated supply limitations, could cause delays in, or loss of, sales, increased production or related costs and consequently reduced margins, and damage to our reputation. If we were unable to find a suitable supplier for a particular component, material, or compound, we could be required to modify our existing products or the end-parts
that we offer to accommodate substitute components, material, or compounds. While we monitor risk internally related to our sourcing (particularly concerning raw materials), there is no guarantee that will sufficiently protect us if we suddenly lose access to supplies unexpectedly.
The manufacture and distribution of our products is subject to the risks of doing business in China, which could affect our ability to obtain products from suppliers or control the costs of our products.
The possibility of adverse changes in trade or political relations with China, political instability, increases in labor costs, or the continuation of the COVID-19 pandemic or the outbreak of another pandemic disease in China could severely interfere with the manufacturing and/or shipment of our products and would have a material adverse effect on our operations. Our business operations may be adversely affected by the current and future political environment in China. Our ability to source supplies and products from China may be adversely affected by changes in Chinese laws and regulations (or the interpretation thereof), including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under its current leadership, China’s Communist Party has been pursuing economic reform policies; however, there is no assurance that China’s government will continue to pursue these policies, or that it will not significantly alter these policies without notice. Policy changes could adversely affect our interests through, among other factors: changes in laws and regulations, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. In addition, electrical shortages, labor shortages or work stoppages may extend the production time necessary to produce our orders. There may be circumstances in the future where we may have to incur higher freight charges to expedite the delivery of product to our customers which could negatively affect our gross profit if we are unable to pass on those charges to our customers.
Our manufacturing facilities and those of our suppliers, as well as our customers’ facilities and our third-party logistics providers, are vulnerable to disruption due to natural or other disasters, strikes and other events beyond our control.
A major earthquake, fire, tsunami, hurricane, cyclone or other disaster, such as a major flood, seasonal storms, nuclear event or terrorist attack affecting our facilities or the areas in which they are located, or affecting those of our customers or suppliers or fulfillment centers, could significantly disrupt our or their operations and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our or their damaged manufacturing facilities. These delays could be lengthy and costly. If any of our facilities, or those of our suppliers, third-party logistics providers or customers are negatively impacted by such a disaster, production, shipment and installation of our advanced manufacturing machines could be delayed, which can impact the period in which we recognize the revenue related to that advanced manufacturing machine sale. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to respond quickly to a disaster, the continued effects of the disaster could create uncertainty in our business operations. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil, labor strikes, war or the outbreak of epidemic or pandemic diseases (including the outbreak of the coronavirus disease
COVID-19)
could have a negative effect on our operations and sales.
Fluctuations in the cost and availability of raw materials, equipment, labor, and transportation could cause manufacturing delays or increase our costs.
The price and availability of key raw materials and components used to manufacture our products may fluctuate significantly. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil, currency fluctuations, and global demand trends. Any fluctuations in the cost and availability of any of our raw materials or other sourcing or transportation costs related to our raw materials or products could harm our gross margins and our ability to meet customer demand. If we are unable to successfully mitigate a significant portion of these product cost increases or fluctuations, our results of operations could be harmed.
Risks Related to International Operations
Our existing and planned global operations subject us to a variety of risks and uncertainties that could adversely affect our business and operating results. Our business is subject to risks associated with selling custom parts and other products in non-United
States locations.
For the year ended December 31, 2021, our products and services were distributed in over 25 countries around the world, and we derived approximately 5% of our revenue from these international markets. Accordingly, we face operational risks from doing business internationally.
Our operating results may be affected by volatility in currency exchange rates and our ability to effectively manage our currency transaction risks. Although we currently invoice customers in United States dollars, increases in the value of the dollar relative to foreign currencies may make our products less attractive to foreign customers. We may also incur currency transaction risks when we enter into either a purchase or a sale transaction using a different currency than United States dollars. In such cases, we may suffer an exchange loss because we do not currently engage in currency swaps or other currency hedging strategies to address this risk. As we realize our strategy to expand internationally, our exposure to currency risks may increase. Given the volatility of exchange rates, we can give no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have an adverse effect on our results of operations.
The shipments of our products to foreign customers and/or
end-users
may be subject to tariffs and other restrictions imposed by the destination countries. As we procure equipment and materials from foreign suppliers, we may be required to pay import duties and comply with regulations imposed by the CBP. Both the U.S. and foreign tariff rates and import restrictions may change from time to time, which could adversely impact our global operations, for example, by decreasing the price competitiveness of our products in foreign markets and/or by increasing our manufacturing costs.
Other risks and uncertainties we face from our global operations include:

•	difficulties in staffing and managing foreign operations;

•	limited protection for the enforcement of contract and intellectual property rights in certain countries where we may sell our products or work with suppliers or other third parties;

•	potentially longer sales and payment cycles and potentially greater difficulties in collecting accounts receivable;

•	costs and difficulties of customizing products for foreign countries;

•	challenges in providing solutions across a significant distance, in different languages and among different cultures;

•	laws and business practices favoring local competition;

•	being subject to a wide variety of complex foreign laws, treaties and regulations and adjusting to any unexpected changes in such laws, treaties, and regulations, including local labor laws;

•	strict laws and regulations governing privacy and data security, including the European Union’s General Data Protection Regulation;

•	uncertainty and resultant political, financial and market instability arising from the United Kingdom’s exit from the European Union;

•	compliance with U.S. laws affecting activities of U.S. companies abroad, including the U.S. Foreign Corrupt Practices Act;

•	tariffs, trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	operating in countries with a higher incidence of corruption and fraudulent business practices;

•	changes in regulatory requirements, including export controls, tariffs and embargoes, other trade restrictions, competition, corporate practices, and data privacy concerns;

•	failure by our distribution partners to comply with local laws or regulations, export controls, tariffs and embargoes or other trade restrictions;

•	potential adverse tax consequences arising from global operations;

•	seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe and at year end globally;

•	rapid changes in government, economic and political policies, and conditions; and

•	political or civil unrest or instability, terrorism, war or epidemics and other similar outbreaks or events.
In October 2021, based on an internal review, we became aware of certain additional customs duties likely owed to CBP. We initiated a voluntary prior disclosure to CBP in late 2021 of certain possible errors in the declaration of imported products relating to value, classification, and other matters. As part of our disclosure, we conducted a comprehensive review of our import practices and in March 2022 made a further submission to CBP providing details regarding the possible errors. Based on currently known information, we recognized a $1.0 million charge within “Cost of revenues” in our Consolidated Statement of Operations for the year ended December 31, 2021 included in the financial statements in our Current Report on Form 8-K/A filed with the SEC on March 30, 2022. The information we submitted will be reviewed by CBP and we may be liable to CBP for additional unpaid duties and interest. The resolution of this prior disclosure could be material to our cash flows in a future period and to our results of operations for any period.
In addition, additive manufacturing has been identified by the U.S. government as an emerging technology and is currently being further evaluated for national security impacts. We expect additional regulatory changes to be implemented that will result in increased and/or new export controls related to additive manufacturing technologies, components and related materials and software. These changes, if implemented, may result in our being required to obtain additional approvals and/or licenses to sell products in the global market.
Our failure to effectively manage the risks and uncertainties associated with our global operations could limit the future growth of our business and adversely affect our business and operating results.
Global economic, political, and social conditions and uncertainties in the market that we serve may adversely impact our business.
Our performance depends on the financial health and strength of our customers, which in turn is dependent on the economic conditions of the markets in which we and our customers operate. Declines in the global economy, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors all affect the spending behavior of potential customers. Economic uncertainty in Europe, the United States, India, Japan, China, and other countries may cause customers and potential customers to further delay or reduce technology purchases.
We also face risks from financial difficulties or other uncertainties experienced by our suppliers, distributors or other third parties on which we rely. If third parties are unable to supply us with required materials or components or otherwise assist us in operating our business, our business could be harmed.

For example, the possibility of an ongoing trade war between the United States and China may impact the cost of raw materials, finished products or components used in our products. Other changes in U.S. social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development, and investment could also adversely affect our business. In particular, on June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted to leave the EU, commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on EU, the U.K. ceased being a member state of the EU on January 31, 2020. The implementation period began February 1, 2020 and continued until December 31, 2020, during which U.K. continued to follow all of the EU’s rules and the U.K.’s trading relationship remained the same. The U.K. and the EU have signed an
EU-UK
Trade and Cooperation Agreement, or TCA, which became effective on May 1, 2021. This agreement provides details on how some aspects of the U.K. and EU’s relationship will operate going forwards however there are still many uncertainties and how the TCA will take effect in practice is still largely unknown. Additionally, there is a risk that other countries may decide to leave the European Union. This uncertainty surrounding this transition may have an effect on global economic conditions and the stability of global financial markets, which in turn could have a material adverse effect on our business, financial condition and results of operations. If global economic conditions remain volatile for a prolonged period or if European economies experience further disruptions, our results of operations could be adversely affected.
Uncertainty and instability resulting from the conflict between Russia and Ukraine could negatively impact our business, financial condition and operations.
Russia’s recent invasion of Ukraine and the uncertainty surrounding the escalating conflict could negatively impact global and regional financial markets which could result in businesses postponing spending in response to tighter credit, higher unemployment, financial market volatility, negative financial news, and other factors. In addition, our suppliers and contractors may have staff, operations, materials or equipment located in the Ukraine or Russia which could impact our supply chain or services being provided to us. Poor relations between the United States and Russia, sanctions by the United States and the European Union against Russia, and any escalation of political tensions or economic instability in the area could have an adverse impact on our suppliers and contractors. In particular, Russia’s invasion of Ukraine and the increased tensions among the United States, the North Atlantic Treaty Organization and Russia could increase the threat of armed conflict, cyberwarfare and economic instability that could disrupt or delay the operations of these resources in Russia and/or Ukraine, disrupt or delay communication with such resources or the flow of funds to support their operations, or otherwise render our resources unavailable.
The effects of regulations relating to conflict minerals may adversely affect our business.
On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to research, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of such minerals if they are found to be used in the manufacture of our products or materials. In addition, we expect to continue to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

Risks Related to Sales of Products to the U.S. Government
We are subject to audits by the U.S. government which could adversely affect our business.
U.S. government agencies routinely audit and investigate government contractors to monitor performance, cost allocations, cost accounting and compliance with applicable laws, regulations, and standards. Since some of our contracts provide for cost reimbursement, the U.S. government has the right to audit our costs even after job completion and after we have billed and recognized the corresponding revenue. The U.S. government also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation, and management information systems. Any costs found to be improperly allowed or improperly allocated to a specific contract will not be reimbursed, and any such costs that have already been reimbursed must be refunded, which would affect associated revenue that had already been recognized. While we intend to implement uniform procurement and compliance programs for all of our business, we may be subject to more risks from these audits until we are able to implement such a program effectively.
Responding to governmental audits, inquiries or investigations may involve significant expense and divert the attention of our management. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, damages, fines and suspension or debarment from doing business with U.S. government agencies. In addition, our reputation could be seriously harmed by allegations of impropriety, even if unfounded. Our internal controls may not prevent or detect all improper or illegal activities.
Our business is subject to laws and regulations that are more restrictive because we are a contractor and subcontractor to the U.S. government.
As a contractor and subcontractor to the U.S. government, we are subject to various laws and regulations that are more restrictive than those applicable to non-government
contractors, including the Federal Acquisition Regulations and its supplements, which comprehensively regulate the formation, administration and performance of U.S. government contracts, and the Truth in Negotiations Act and various other laws, which require certain certifications and disclosures. These laws and regulations, among other things:

•	require that we obtain and maintain material governmental authorizations and approvals to conduct our business as it is currently conducted;

•	require certification and disclosure of cost and pricing data in connection with certain contract negotiations;

•	impose rules that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. government contracts;

•
may require certain products that the U.S. government purchases to be manufactured in the U.S. and other relatively high-cost manufacturing locations under Buy American Act or other regulations, and we may not manufacture all products in locations that meet these requirements, which may preclude our ability to sell some solutions or services;

•	restrict the use and dissemination of information classified for national security purposes and the export of certain products and technical data; and

•
impose requirements relating to ethics and business practices, which carry penalties for noncompliance ranging from monetary fines and damages to loss of the ability to do business with the U.S. government as a prime contractor or subcontractor.

In addition, we may be subject to industrial security regulations of the U.S. Department of Defense and other federal agencies that are designed to safeguard against unauthorized access by foreigners and others to classified and other sensitive U.S. government information. If we were to come under foreign ownership, control or influence, our U.S. government customers could terminate, or decide not to renew, our contracts, or we may be subjected to burdensome industrial security compliance measures. Such a situation could impair our ability to obtain new contracts and subcontracts. The government may also change its procurement practices or adopt new contracting rules and regulations that could be costly to satisfy or that could impair our ability to obtain new contracts.
Risks Related to Litigation and Liability
We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.
We have restated our financial statements for the nine months ended September 30, 2021, in the accompanying financial statements included in our Current Report on Form 8-K/A filed with the SEC on March 30, 2022. As a result of material weaknesses that we have identified in our internal control over financial reporting, the restatement, the adjustments relating to the overstatement of revenue and overstatement and understatement of certain expenses, and other matters raised or that may in the future be raised by the SEC or others, we may be subject to potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. We can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.
We could be subject to personal injury, property damage, product liability, warranty and other claims involving allegedly defective products that we supply.
The products we supply are sometimes used in potentially hazardous or critical applications, such as the assembled parts of an aircraft, medical device, or motor vehicles. The sale of our products and the provision of related services in general, and to customers in the foregoing industries in particular, exposes us to possible claims for property damage and personal injury or death, which may result from the use of these end-use
parts. While we have not experienced any such claims to date, actual or claimed defects in the products we supply could result in our being named as a defendant in lawsuits asserting potentially large claims. We may be potentially liable, in significant amounts, and face significant harm to our reputation if an aircraft, medical or vehicular part, component or accessory or any other aviation, medical or vehicular product that we have sold, produced or repaired fails due to our fault, in whole or in part, or if an aircraft or motor vehicle for which we have provided services or in which their parts are installed crashes, and the cause can be linked to those parts or cannot be determined. A similar risk arises in connection with sales of our products to customers in the aerospace industry to the extent that the parts produced by those products do not function properly and are responsible for damages. Our commercial contracts generally contain limitations on liability, and we carry liability insurance in amounts that we believe are adequate for our risk exposure and commensurate with industry norms. While we intend to monitor our insurance coverage as our business continues to grow, claims may arise in the future, and that insurance coverage may not be adequate or available to protect our consolidated company in all circumstances. Additionally, we might not be able to maintain adequate insurance coverage for our business in the future at an acceptable cost. Any liability claim against us that is not covered by adequate insurance could adversely affect our consolidated results of operations and financial condition. Finally, any liability claim against us may cause harm to our brand, reputation and adversely impact our business.
Failure of our global operations to comply with anti-corruption laws and various trade restrictions, such as sanctions and export controls, could have an adverse effect on our business.
We operate in a number of countries throughout the world, including countries known to have a reputation for corruption. Doing business on a global basis requires us to comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, as well as the laws of the countries where we do business.

We are also subject to various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce, we are prohibited from engaging in transactions involving certain persons and certain designated countries or territories, including Cuba, Iran, Syria, North Korea, Russia and the Crimea Region of Ukraine. In addition, our products are subject to export regulations that can involve significant compliance time and may add additional overhead cost to our products. In recent years the United States government has a renewed focus on export matters. For example, the Export Control Reform Act of 2018 and regulatory guidance thereunder have imposed additional controls, and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future products may be subject to these heightened regulations, which could increase our compliance costs. For instance, recent amendments to the U.S. Export Administration Regulations (“EAR”) increased restrictions on exports to certain “military end-users”
and for “military
end-uses”
by certain persons in China, Russia, or Venezuela, which requires us to perform due diligence on customers and end-users
in those countries for potential military connections.
We also need to monitor the changes in export-related laws and regulations, such as International Traffic in Arms Regulations (“ITAR”), and their applicability to our products and services. If our products or services become subject to the ITAR, we may be required to obtain licenses, clearances, or authorizations from various regulatory entities. If we are not allowed to export our products or services, or if the clearance process is burdensome, our ability to generate revenue would be adversely affected and our operating costs could increase.
In addition, international sales of certain of our products may be subject to local laws and regulations in foreign jurisdictions which we may not be familiar with. We may not be allowed to ship our products to certain countries without meeting their local laws and regulations. The failure to comply with any of these laws or regulations could adversely affect our ability to conduct our business and generate revenues.
We are committed to doing business in accordance with applicable anti-corruption laws and regulations and with applicable trade restrictions. We are subject, however, to the risk that our affiliated entities or our and our affiliates’ respective officers, directors, employees, and agents (including distributors of our products) may take action determined to be in violation of such laws and regulations. Any violation by us or by any of these persons could result in substantial fines, sanctions, civil and/or criminal penalties, or curtailment of operations in certain jurisdictions, and might adversely affect our operating results. In addition, actual or alleged violations could damage our reputation and ability to do business.
Although we take precautions to prevent violations of applicable anti-corruption laws and regulations and applicable trade restrictions, we cannot guarantee that the precautions we take will prevent violations of such laws. If we are found to be in violation of U.S. anti-corruption, sanctions, or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. We may also be adversely affected through other penalties, reputational harm, loss of access to certain markets or otherwise.
We are subject to environmental, health and safety laws and regulations related to our operations, which could subject us to compliance costs and/or potential liability.
We are subject to domestic and foreign environmental, health and safety laws and regulations governing our operations. A certain risk of environmental liability is inherent in our production activities. These laws and regulations govern, among other things, the generation, use, storage, registration, handling, transport and disposal of chemicals and waste materials, the presence of specified substances in electrical products; the emission and discharge of hazardous materials into the ground, air or water; the investigation and cleanup of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals and other waste materials and the health and safety of our employees. As such, our operations, including our production activities, carry an inherent risk of environmental, health and safety liabilities. Under these laws and regulations, we could be subject to liability for improper disposal of chemicals and waste materials, including those resulting from the use of our systems and accompanying materials by end-users.
Accidents or other incidents that occur at our facilities or involve our personnel or operations could result in claims for damages against us. In the event we are found to be financially responsible, as a result of environmental or other laws or by court order, for environmental damages alleged to have been caused by us or occurring on our premises, we could be required to pay substantial monetary damages or undertake expensive remedial obligations. If our operations fail to comply with such laws or regulations, we may be subject to fines and other civil, administrative or criminal sanctions, including the revocation of permits and licenses necessary to continue our business activities, or may be required to make significant expenditures to achieve compliance. In addition, we may be required to pay damages or civil judgments in respect of third-party claims, including those relating to personal injury (including exposure to hazardous substances that we generate, use, store, handle, transport, manufacture or dispose of), property damage or contribution claims. Some environmental laws allow for strict, joint and several liabilities for remediation costs, regardless of fault. We may be identified as a potentially responsible party under such laws. The amount of any costs, including fines or damages payments that we might incur under such circumstances could substantially exceed any insurance we have to cover such losses. Any of these events, alone or in combination, could have a material adverse effect on our business, financial condition and results of operations and could adversely affect our reputation.
We may be subject to environmental laws and regulations concerning the import and export of chemicals and hazardous substances including, without limitation, the United States Toxic Substances Control Act (“TSCA”) and the Registration, Evaluation, Authorization and Restriction of Chemical Substances (“REACH”). These laws and regulations require the testing and registration of some chemicals that we ship along with, or that form a part of, our systems and other products. If we fail to comply with these or similar laws and regulations, we may be required to make significant expenditures to reformulate the chemicals that we use in our products and materials or incur costs to register such chemicals to gain and/or regain compliance. Additionally, we could be subject to significant fines or other civil and criminal penalties should we not achieve such compliance.
The cost of complying with current and future environmental, health and safety laws applicable to our operations, or the liabilities arising from releases of, or exposure to, hazardous substances, may result in future expenditures. Any of these developments, alone or in combination, could have an adverse effect on our business, financial condition, and results of operations.
Aspects of our business are subject to laws and regulations governing privacy and data security. Changes in laws, regulations, and public perception concerning data protection and privacy, or changes in the interpretation or patterns of enforcement of existing laws and regulations, could impair our efforts to maintain and expand our customer base or the ability of our customers to use our services. Breaches of laws and regulations concerning data protection and privacy could expose us to significant fines and other penalties.
We hold personal information about a variety of individuals, such as our employees, prospects, and our customers. Processing of personal information is increasingly subject to legislation and regulation in numerous jurisdictions around the world.
For example, relevant applicable laws and regulations governing the collection, use, disclosure or other processing of personal information include, in the United States, rules and regulations promulgated under the authority of the Federal Trade Commission, the California Consumer Privacy Act of 2018 (the “CCPA”) and state breach notification laws. In particular, the CCPA, among other things, requires covered “Businesses” to provide new disclosures to California consumers and afford such consumers new rights with respect to their personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation.

The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
Moreover, we have customers in the EU and the United Kingdom. Accordingly, we are subject to the General Data Protection Regulation (EU) 2016/679 (the “GDPR”), and related member state implementing legislation, and to the UK’s Data Protection Act 2018 (collectively, “European Data Protection Law”). European Data Protection Law places obligations on controllers and processors of personal data, while establishing rights for individuals with respect to their personal data. European Data Protection Law is also explicitly extraterritorial in its application, and could affect our business activities in jurisdictions outside the EU and the UK. Additionally, European Data Protection Law imposes strict rules on the transfer of personal data outside of the EU to countries that do not ensure an adequate level of protection, like the United States. These transfers are prohibited unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses (SCCs) or binding corporate rules. The Court of Justice of the European Union (the “CJEU”) recently deemed that these transfers need to be analyzed on a case-by-case
basis to ensure EU standards of data protection are met in the jurisdiction where the data importer is based. European regulators have issued recent guidance following the CJEU case that imposes significant new diligence requirements on transferring data outside the EU. Complying with this guidance is and will continue to be expensive and time consuming and may ultimately prevent us from transferring personal data outside the EU, which would cause significant business disruption. The GDPR imposes sanctions for violations up to the greater of €20 million and 4% of worldwide gross annual revenue, enables individuals to claim damages for violations and introduces the right for non-profit
organizations to bring claims on behalf of data subjects.
The regulatory framework governing the collection, processing, storage, use and sharing of personal information is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. We cannot yet fully determine the impact these or future laws, rules, regulations, and industry standards may have on our business or operations. Additionally, our customers may be subject to differing privacy laws, rules, and legislation, which may mean that they require us to be bound by varying contractual requirements applicable to certain other jurisdictions.
Adherence to such contractual requirements may impact our collection, use, processing, storage, sharing and disclosure of personal information and may mean we become bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules and regulations evolve. We have incurred, and may continue to incur, significant expenses to comply with evolving mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, shifting merchant and customer expectations, or contractual obligations, and we may not be able to respond quickly or effectively to regulatory, legislative and other developments. These changes may in turn impair our ability to offer our existing or planned features, solutions, and services and/or increase our cost of doing business.
We publicly post documentation regarding our privacy practices. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or be alleged to have failed to do so. Any failure or perceived failure by us to comply with our privacy policies or any applicable privacy, security or data protection, information security or consumer-protection related laws, regulations, orders or industry standards could expose us to costly litigation, significant awards, fines or judgments, civil and/or criminal penalties or negative publicity, and could materially and adversely affect our business, financial condition and results of operations. The publication of our privacy policy and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices, which could, individually or in the aggregate, materially and adversely affect our business, financial condition and results of operations.

Our business has risks that may not be adequately covered by insurance or indemnity.
We may face unanticipated risks of legal liability for damages caused by the actual or alleged failure of our products. While we have attempted to secure liability insurance coverage at an appropriate cost, it is impossible to adequately insure against all risks inherent in our industry, nor can we assure you that our insurers will pay a particular claim, or that we will be able to maintain coverage at reasonable rates in the future. Our insurance policies also contain deductibles, limitations, and exclusions, which increase our costs in the event of a claim. Even a partially uninsured claim of significant size, if successful, could have an adverse effect on our financial condition. In addition, we may not be able to continue to obtain insurance coverage on commercially reasonable terms, or at all, and our existing policies may be cancelled or otherwise terminated by the insurer. Maintaining adequate insurance and successfully accessing insurance coverage that may be due for a claim can require a significant amount of our management’s time, and we may be forced to spend a substantial amount of money in that process. Substantial claims in excess of or not otherwise covered by indemnity or insurance could harm our financial condition and operating results.
Risks Related to Intellectual Property
We may not be able to adequately protect our proprietary and intellectual property rights in our data or technology.
Our success is dependent, in part, upon protecting our proprietary information and technology. Our intellectual property portfolio primarily consists of patent applications, registered and unregistered trademarks, unregistered copyrights, domain names, know-how,
and trade secrets. We may be unsuccessful in adequately protecting our intellectual property.
Our trade secrets,
know-how
and other unregistered proprietary rights are a key aspect of our intellectual property portfolio. While we take reasonable steps to protect our trade secrets and confidential information and enter into confidentiality and invention assignment agreements intended to protect such rights, such agreements can be difficult and costly to enforce or may not provide adequate remedies if violated, and we may not have entered into such agreements with all relevant parties. Such agreements may be breached and trade secrets or confidential information may be willfully or unintentionally disclosed, including by employees who may leave our company and join our competitors, or our competitors or other parties may learn of the information in some other way. Additionally, certain unauthorized use of our intellectual property may go undetected, or we may face legal or practical barriers to enforcing our legal rights even where unauthorized use is detected. The disclosure to, or independent development by, a competitor of any of our trade secrets, know-how
or other technology not protected by a patent or other intellectual property system could materially reduce or eliminate any competitive advantage that we may have over such competitor. This concern could manifest itself in particular with respect to our proprietary materials that are used with our systems. Portions of our proprietary materials may not be afforded patent protection.
Current laws may not provide for adequate protection of our solutions, especially in foreign jurisdictions which may have laws that provide insufficient protections to companies. In addition, legal standards relating to the validity, enforceability, and scope of protection of proprietary rights in internet-related businesses are uncertain and evolving, and changes in these standards may adversely impact the viability or value of our proprietary rights. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our solutions, or certain aspects of our solutions may be unenforceable under the laws of certain jurisdictions. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and the laws and mechanisms for protection and enforcement of intellectual property rights in some foreign countries may be inadequate. As we continue to operate in foreign countries and expand our international activities, we have encountered and may in the future encounter challenges in navigating the laws of foreign countries, which may adversely affect our ability to protect our proprietary rights. Further, competitors, foreign governments, foreign government-backed actors, criminals, or other third parties may gain unauthorized access to our proprietary information and technology. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our technology and intellectual property or claiming that we infringe upon or misappropriate their technology and intellectual property.

To protect our intellectual property rights, we may be required to spend significant resources to monitor, protect, and defend these rights, and we may or may not be able to detect infringement by our customers or third parties. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our Cloud Manufacturing Platform, impair the functionality of our Cloud Manufacturing Platform, delay introductions of new features, integrations, and capabilities, result in our substituting inferior or more costly technologies into our Cloud Manufacturing Platform, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new features, integrations, and capabilities, and we cannot be certain that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.
If third parties claim that we infringe upon or otherwise violate their intellectual property rights, our business could be adversely affected.
We have in the past and may in the future be subject to claims that we have infringed or otherwise violated third parties’ intellectual property rights. There is patent, copyright, and other intellectual property development and enforcement activity in our industry and relating to the advanced manufacturing technology we use in our business. Our future success depends in part on not infringing upon or otherwise violating the intellectual property rights of others. From time to time, our competitors or other third parties (including non-practicing
entities and patent holding companies) may claim that we are infringing upon or otherwise violating their intellectual property rights, and we may be found to be infringing upon or otherwise violating such rights. We may be unaware of the intellectual property rights of others that may cover some or all of our current or future technology or conflict with our rights, and the patent, copyright, and other intellectual property rights of others may limit our ability to improve our technology and compete effectively. Any claims of intellectual property infringement or other intellectual property violations, even those without merit, could:

•	be expensive and time consuming to defend;

•	cause us to cease making, licensing, or using our Cloud Manufacturing Platform or solutions that incorporate the challenged intellectual property;

•	require us to modify, redesign, reengineer or rebrand our Cloud Manufacturing Platform or solutions, if feasible;

•	divert management’s attention and resources; or

•	require us to enter into royalty or licensing agreements to obtain the right to use a third-party’s intellectual property.
Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly settlement agreements, or prevent us from offering our Cloud Manufacturing Platform or solutions, any of which could have a negative impact on our operating profits and harm our future prospects. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses, modify our Cloud Manufacturing Platform or solutions, or refund fees, which could further exhaust our resources. Such disputes could also disrupt our Cloud Manufacturing Platform or solutions, adversely affecting our customer satisfaction and ability to attract customers.
We may incur substantial costs enforcing and defending our intellectual property rights.
We may incur substantial expense costs in protecting, enforcing, and defending our intellectual property rights against third parties. Intellectual property disputes may be costly and can be disruptive to our business operations by diverting attention and energies of management and key technical personnel and by increasing our costs of doing business. Third-party intellectual property claims asserted against us could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from assembling or licensing certain of our products, subject us to injunctions restricting our sale of products, cause severe disruptions to our operations or the marketplaces in which we compete or require us to satisfy indemnification commitments with our customers, including contractual provisions under various license arrangements. In addition, we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our products. Any of these could have an adverse effect on our business and financial condition.
If we are unable to adequately protect or enforce our intellectual property rights, such information may be used by others to compete against us.
We have devoted substantial resources to the development of our technology and related intellectual property rights. Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of registered and unregistered intellectual property and protect our rights using patents, licenses, trademarks, trade secrets, confidentiality and assignment of invention agreements and other methods.
Despite our efforts to protect our proprietary rights, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies, inventions, processes, or improvements. We cannot assure you that any of our existing or future patents or other intellectual property rights will not be challenged, invalidated, or circumvented, or will otherwise provide us with meaningful protection. Our pending patent applications may not be granted, and we may not be able to obtain foreign patents or pending applications corresponding to our U.S. patents. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.
Our trade secrets,
know-how
and other unregistered proprietary rights are a key aspect of our intellectual property portfolio. While we take reasonable steps to protect our trade secrets and confidential information and enter into confidentiality and invention assignment agreements intended to protect such rights, such agreements can be difficult and costly to enforce or may not provide adequate remedies if violated, and we may not have entered into such agreements with all relevant parties. Such agreements may be breached and trade secrets or confidential information may be willfully or unintentionally disclosed, including by employees who may leave our company and join our competitors, or our competitors or other parties may learn of the information in some other way. The disclosure to, or independent development by, a competitor of any of our trade secrets, know-how
or other technology not protected by a patent or other intellectual property system could materially reduce or eliminate any competitive advantage that we may have over such competitor.
If our patents and other intellectual property do not adequately protect our technology, our competitors may be able to offer solutions similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents and other intellectual property. Any of the foregoing events would lead to increased competition and reduce our revenue or gross margin, which would adversely affect our operating results.
If we attempt enforcement of our intellectual property rights, we may be subject or party to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation, regardless of merit, can be costly and disruptive to our business operations by diverting attention and energies of management and key technical personnel and by increasing our costs of doing business. Any of the foregoing could adversely affect our business and financial condition.
As part of any settlement or other compromise to avoid complex, protracted litigation, we may agree not to pursue future claims against a third party, including related to alleged infringement of our intellectual property rights. Part of any settlement or other compromise with another party may resolve a potentially costly dispute but may also have future repercussions on our ability to defend and protect our intellectual property rights, which in turn could adversely affect our business.
Our Cloud Manufacturing Platform contains third-party open-source software components, and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to commercialize our solutions.
Our Cloud Manufacturing Platform contains components that are licensed under so-called
“open source,” “free” or other similar licenses. Open source software is made available to the general public on an
“as-is”
basis under the terms of a
non-negotiable
license. We currently combine our proprietary software with open source software and intend to continue doing so in the future. Additionally, we make some of our source code available under open source licenses, which may limit our ability to protect our intellectual property rights in our source code and prevent our competitors or others from using such source code. Our use and distribution of open source software may entail greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, if we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to disclose or make available the source code of our proprietary software to third parties. We may also face claims alleging noncompliance with open source license terms or infringement or misappropriation of third-party intellectual property rights in open source software. These claims could result in litigation, require us to purchase a costly license or remove the software. In addition, if the license terms for open source software that we use change, we may be forced to re-engineer
our solutions, incur additional costs or discontinue the sale of our offerings if re-engineering
could not be accomplished on a timely basis. Although we monitor our use of open source software to avoid subjecting our offerings to unintended conditions, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our offerings. We cannot guarantee that we have incorporated open source software in our software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.
We store confidential customer information in our systems that, if breached or otherwise subjected to unauthorized access, may harm our reputation, or brand or expose us to liability.
Our systems store, process, and transmit our customers’ confidential information, including the intellectual property in their part designs, credit card information, and other sensitive data. We rely on encryption, authentication, and other technologies licensed from third parties, as well as administrative and physical safeguards, to secure such confidential information. Any compromise of our information security could damage our reputation and brand and expose us to a risk of loss, costly litigation, and liability that would substantially harm our business and operating results. We may not have adequately assessed the internal and external risks posed to the security of our company’s systems and information and may not have implemented adequate preventative safeguards or take adequate reactionary measures in the event of a security incident. In addition, most states have enacted laws requiring companies to notify individuals and often state authorities of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our existing and prospective customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether successful or not, would harm our reputation and brand and could cause the loss of customers.
General Risk Factors
We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.
As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes Oxley Act of 2002 and rules subsequently implemented by the SEC and The Nasdaq Capital Market (“NASDAQ”) have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.
Pursuant to Section 404 of the Sarbanes Oxley Act of 2002 (the “Sarbanes Oxley Act”), we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We could be an emerging growth company for up to five years. To achieve compliance with Section 404 of the
Sarbanes Oxley Act within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes Oxley Act. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on NASDAQ.
Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of the Sarbanes Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes Oxley Act could impair our ability to produce timely and accurate consolidated financial statements or comply with applicable regulations and have a material adverse effect on our business.
We have significant requirements for financial reporting and internal controls as a public company. The process of designing and implementing effective internal controls is a continuous effort that will require us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis or result in material misstatements in our consolidated financial statements, which could harm our operating results. In addition, we are required, pursuant to Section 404 of the Sarbanes Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.
The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. Our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting on an annual basis. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are not able to complete our initial assessment of our internal controls and otherwise implement the requirements of Section 404 of the Sarbanes Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal control over financial reporting.
We intend to use
non-GAAP
financial measures in reporting our annual and quarterly results of operations.
As part of our reporting of our annual and quarterly results of operations, we intend to publish measures compiled in accordance with GAAP as well as non-GAAP
financial measures, along with a reconciliation between the GAAP and non-GAAP
financial measures. The reconciling items adjust amounts reported in accordance with GAAP for certain items which are described in detail in our published results of operations. Our consolidated financial statements themselves do not and will not contain any non-GAAP
financial measures.
We believe that our
non-GAAP
financial measures are meaningful to investors when analyzing our results of operations as this is how our business is managed. The market price of our stock may fluctuate based on future non-GAAP
results if investors base their investment decisions on such non-GAAP
financial measures. If we decide to alter or curtail the use of non-GAAP
financial measures in our quarterly earnings press releases, the market price of our stock could be adversely affected if investors analyze our performance in a different manner.
Further, any failure to accurately report and present our
non-GAAP
financial measures could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.
We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate the material weaknesses, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
In connection with the audits of our consolidated financial statements for the years ended December 31, 2021 and 2020, our management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to the fact that we did not design or maintain an effective control environment commensurate with our financial reporting requirements, including (a) lack of a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and (b) lack of accounting processes, structures, reporting lines and appropriate authorities and responsibilities to achieve financial reporting objectives. These deficiencies in our control environment contributed to the following additional deficiencies (each of which individually represents a material weakness) in our internal control over financial reporting:

•
We did not design and maintain formal accounting policies, procedures, and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations, journal entries, and complex transactions; and

•
We did not design and maintain effective controls over segregation of duties for key financial processes and access within IT systems, which includes certain personnel having the ability to both prepare and post manual journal entries without an independent review by someone without the ability to prepare and post manual journal entries.

In addition, in the process of preparing our fourth quarter 2021 financial statements, management discovered misstatements related to the overstatement of revenue and overstatement and understatement of certain expenses related to the nine month period ended September 30, 2021. On March 28, 2022, the Audit Committee of our board of directors concluded that we would restate our previously issued financial statements for the nine months ended September 30, 2021. We concluded that material weaknesses over financial reporting contributed to the following accounting errors:

•	Revenue was recorded incorrectly for transactions which we could not assert that collection from the customer was probable under the requirements of Accounting Standard Codification (“ASC”) 606.

•
Software capitalization costs and the associated amortization were incorrectly calculated and recorded due to errors in tracking the time period when the design, development and testing of the software occurs and is therefore capitalizable under ASC 350-40.

•	We incorrectly accrued certain transaction costs twice.

•	Certain transaction-related fees that were paid were incorrectly classified as operating cash flows on the condensed consolidated statement of cash flows.
Please refer to Note 16 of the audited financial statements of Legacy Fast Radius included in Exhibit 99.1 to the Current Report on Form
8-K/A
filed with the SEC on March 30, 2022 for additional information.
In addition, ENNV identified material weaknesses in its internal control over financial reporting as of December 31, 2021. On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”). In the Statement, the SEC staff, among other things, expressed its view that certain terms and conditions common to warrants issued by SPACs, such as ENNV, may require such warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. ENNV previously accounted for its outstanding warrants as components of equity instead of as derivative liabilities. Following the issuance of the Statement, ENNV’s management and audit committee concluded that in light of the Statement, it was appropriate to restate ENNV’s previously issued audited balance sheet as of February 11, 2021 included in the Current Report on Form 8-K filed with the SEC on February 19, 2021.
Additionally, in light of guidance from the staff of the SEC, ENNV reevaluated its application of
ASC 480-10-S99-3A
on the classification of redeemable shares of common stock that were issued as part of the Units sold in ENNV’s initial public offering (the “ENNV IPO or “Initial Public Offering”). Historically, a portion of our public shares was classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that ENNV would consummate its initial business combination only if it has net tangible assets of at least $5,000,001. Pursuant to such re-evaluation, ENNV’s management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible assets required to complete ENNV’s initial business combination. ENNV’s management and audit committee concluded that in light of this change it was appropriate to restate ENNV’s previously issued financial statements as of February 11, 2021, as restated in the Notes to Unaudited Condensed Financial Statements of ENNV’s Quarterly Report on Form 10-Q filed with the SEC on May 24, 2021, ENNV’s unaudited financial statements as of and for the period ended March 31, 2021 included in ENNV’s Quarterly Report on Form 10-Q filed with the SEC on May 24, 2021 and ENNV’s unaudited financial statements as of and for the period ended June 30, 2021 included in ENNV’s Quarterly Report on Form 10-Q filed with the SEC on August 20, 2021.
Moreover, the Company reassessed its application of ASC 718 to the 35,000 Founder Shares transferred by the Sponsor to the Company’s independent directors. Under such guidance, compensation expense relating to the shares transferred should be deferred. The Company has corrected its accounting for these shares in this Annual Report on Form 10-K.
In connection with these restatements, ENNV identified material weaknesses in its internal controls over financial reporting due to the ability to apply the nuances of the complex accounting standards and preparation of financial statements in accordance with GAAP.
We have begun remediation and will continue to implement several measures, including, among others:

•	engaging a third party to assist with the development of a Sarbanes-Oxley program;

•	hiring additional competent and qualified accounting and reporting personnel with appropriate knowledge and experience of GAAP and SEC financial reporting requirements;

•
establishing and designing internal financial reporting structures and authorizing certain departments or capable and responsible persons to be in charge of the overall financial management and financial objectives of the Company;

•	establishing an ongoing program to provide sufficient additional training to our accounting staff, especially training related to GAAP and SEC financial reporting requirements;

•	designing and preparing accounting policies in accordance with relevant rules, especially in relation to complex and major transactions; and

•	updating our policies and procedures to address segregation of duties for key financial processes.
Although we have begun to implement measures to address the material weaknesses above, including hiring a new Chief Financial Officer and Chief Accounting Officer, the implementation of these measures may not fully address the material weaknesses and deficiencies in our internal controls over financial reporting and there can be no assurance that the measures we have taken to date and actions we may take in the future will be sufficient to remediate these matters. Further, in the future we may determine that we have additional material weaknesses. Our failure to remediate the material weaknesses or failure to identify and address any other material weaknesses or control deficiencies could result in inaccuracies in our consolidated financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis, which could cause investors to lose confidence in our reported financial information. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing its remediation plan; however, these remediation measures will be time consuming, will result in the incurrence of significant costs, and will place significant demands on our financial and operational resources.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls.
Changes in accounting rules and regulations, or interpretations thereof, could result in unfavorable accounting charges or require us to change our compensation policies.
Accounting methods and policies for public companies are subject to review, interpretation and guidance from relevant accounting authorities, including the SEC. Changes to accounting methods or policies, or interpretations thereof, may require us to reclassify, restate or otherwise change or revise our consolidated financial statements. Such changes could also impact the amount or timing of revenues or expenses in future periods and negatively impact our reported results of operations.
In order to satisfy our obligations as a public company, we need to hire qualified accounting and financial personnel with appropriate public company experience.
As a newly public company, we need to establish and maintain effective disclosure and financial controls and make changes in our corporate governance practices. We may need to hire additional accounting and financial personnel with appropriate public company experience and technical accounting knowledge, and it may be difficult to recruit and retain such personnel. Even if we are able to hire appropriate personnel, our existing operating expenses and operations will be impacted by the direct costs of their employment and the indirect consequences related to the diversion of management resources from research and development efforts.
We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we may follow reduced disclosure requirements and do not have to make all of the disclosures that public companies that are not emerging growth companies do. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of our Initial Public Offering; (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates
exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act;

•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (i.e., an auditor discussion and analysis);

•	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements, and registration statements; and

•
exemptions from the requirements of holding a nonbinding advisory vote of stockholders on executive compensation, stockholder approval of any golden parachute payments not previously approved, and having to disclose the ratio of the compensation of our chief executive officer to the median compensation of our employees.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards; and as a result of this election, our consolidated financial statements may not be comparable to companies that comply with public company effective dates.
We may choose to take advantage of some, but not all, of the available exemptions for emerging growth companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.
So long as we remain an “emerging growth company,” we expect to take advantage of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes- Oxley Act. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 of the Sarbanes- Oxley Act will correspondingly increase. Moreover, if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
Our ability to use net operating loss (“NOL”) carryforwards and other tax attributes may be limited as a result of the Business Combination and other ownership changes.
We have incurred substantial losses during our history and our ability to become profitable in the near future is uncertain. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). On a gross basis, we had federal NOL carryforwards of approximately $89.8 million and $43.9 million as of December 31, 2021 and 2020, respectively, of which $1.0 million will expire in 2027 and the remainder of which may be carried forward indefinitely. We also had state gross NOL carryforwards of approximately $79.3 million and $50.1 million as of December 31, 2021 and 2020, respectively, in various state jurisdictions which begin to expire in 2030. A full valuation allowance has been established for these net operating losses carry forwards as of December 31, 2021 and December 31, 2020.
Federal NOLs incurred in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Because we have had no taxable income in prior years, we do not anticipate carrying back any of our net operating losses. Moreover, federal NOLs generated in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. Our NOL carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. In addition, in general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change
NOLs or tax credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increases their ownership by more than 50 percentage points over their lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in connection with, or undergo an ownership change following, the Business Combination, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. If we determine that an ownership change has occurred and our ability to use our historical NOLs or credits is materially limited, such limitations could result in increased future tax liability to us and our future cash flows could be adversely affected. Section 382 and 383 of the Code would apply to all net operating loss and tax credit carryforwards, whether the carryforward period is indefinite or not. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
Comprehensive tax reform legislation could adversely affect our business and financial condition.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, a permanent reduction to the corporate income tax rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. The U.S. government in the future may enact additional legislation that affects the taxation of business entities, including with respect to the treatment of NOLs.

Further, the changes in tax laws could negatively impact our effective tax rate. Prior to the U.S. presidential election, President Biden proposed an increase in the U.S. corporate income tax rate from 21% to 28%, doubling the rate of tax on certain earnings of foreign subsidiaries, the creation of a 10% surtax on certain imports and a 15% minimum tax on worldwide book income. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact to our effective tax rate. Holders of our securities are urged to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of holding our securities.
Currently, we incur losses in certain countries where we do not receive a financial statement benefit, and we operate in countries which have different statutory rates. Consequently, changes in the mix and source of earnings between countries could have a material impact on our overall effective tax rate.
Risks Related to Corporate Structure and Securities
Our warrants and the Forward Purchase Agreement are accounted for as derivative liabilities and will be recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of shares of our common stock.
In connection with our IPO, we issued an aggregate of 14,891,667 warrants (including 8,625,000 public warrants included in the units and 6,266,667 private placement warrants). In connection with the forward purchase agreement, dated as of January 24, 2021, by and among the Company, ENNV Holdings, LLC (the “Sponsor”) and Goldman Sachs Asset Management, L.P. (“GSAM”) (as amended, the “Forward Purchase Agreement”), GSAM committed to purchase an aggregate of up to 5,000,000 Forward Purchase Units, including up to 1,250,000 Forward Purchase Warrants. We account for such warrants and the Forward Purchase Agreement as derivative liabilities at fair value and any changes in fair value each period are reported in earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of shares of our common stock.
The price of our common stock may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.
The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in
“-Risks Related to Our Business and Industry
” and the following:

•	the impact of the COVID-19 pandemic on our financial condition and the results of operations;

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

•	conditions that impact demand for our products and/or services;

•	future announcements concerning our business, our clients’ businesses or our competitors’ businesses;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”);

•	the size of our public float;

•	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in laws or regulations which adversely affect our industry or us;

•	privacy and data protection laws, privacy or data breaches, or the loss of data;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in senior management or key personnel;

•	the restatement of our financial statements;

•	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;

•	changes in our dividend policy;

•	adverse resolution of new or pending litigation against us; and

•
changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

These broad market and industry factors may materially reduce the market price of shares of the Company common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of the Company common stock is low. As a result, you may suffer a loss on your investment.
In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.
We do not intend to pay dividends on our common stock for the foreseeable future.
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, certain restrictions related to our indebtedness, industry trends and other factors that our board of directors may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. In addition, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on our common stock. As a result, you may have to sell some or all of your shares of our common stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends, particularly when others in our industry have elected to do so, could also adversely affect the market price of our common stock.
If securities analysts do not publish research or reports about us, or if they issue unfavorable commentary about us or our industry or downgrade our securities, the price and trading volume of our securities could decline.
The trading market for our securities will depend in part on the research and reports that third-party securities analysts publish about us and the industries in which we operate. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline. Moreover, if one or more of the analysts who cover us downgrades our securities, or if our reporting results do not meet their expectations, the market price of our common stock could decline.
There may be a limited public market for the shares of our common stock, and the ability of our stockholders to dispose of their common stock may be limited.
Our common stock is traded on NASDAQ. We cannot foresee the degree of liquidity that will be associated with our common stock. A holder of the common stock may not be able to liquidate his, her or its investment in a short time period or at the market prices that currently exist at the time the holder decides to sell. The market price for the common stock may fluctuate in the future, and such volatility may bear no relation to our performance.
A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.
The price of our securities may fluctuate significantly due to the market’s reaction to us and general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities become delisted from NASDAQ for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if our securities were quoted or listed on NASDAQ or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.
There can be no assurance that we will be able to comply with the continued listing standards of NASDAQ.
Our common stock and warrants are currently listed on NASDAQ. If NASDAQ delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•
a determination that the common stock is a “penny stock” which will require brokers trading in its common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for the common stock;

•	a limited amount of analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
Warrants are exercisable for our common stock, and upon any exercise would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
Following the consummation of the Business Combination, we have outstanding issued warrants to purchase a total of 15,516,667 shares of common stock. Each whole warrant is exercisable to purchase one share of common stock at $11.50 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then existing holders of the common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock.

We have no obligation to net cash settle the warrants.
In no event do we have any obligation to net cash settle the warrants. Furthermore, there are no contractual penalties for failure to deliver securities to the holders of the warrants upon exercise of the warrants. Accordingly, the warrants may expire worthless.
We may redeem the unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making the holders’ warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force holders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so, (ii) to sell their warrants at the then-current market price when the holders might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.
Our issuance of additional securities could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect our stock price.
We intend to file a registration statement with the SEC on Form
S-8
providing for the registration of shares of our common stock issued or reserved for issuance under our Fast Radius, Inc. 2022 Equity Incentive Plan (the “Incentive Plan”). Subject to the satisfaction of vesting conditions and the expiration of lockup agreements, shares registered under the registration statement on Form
S-8
will be available for resale immediately in the public market without restriction. From time to time in the future, we may also issue additional shares of common stock or securities convertible into our common stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of common stock or securities convertible into our common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of shares of our common stock.
In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our common stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of our common stock bear the risk that our future offerings may reduce the market price of shares of our common stock and dilute their percentage ownership.
Future sales, or the perception of future sales, of our common stock by us or our existing stockholders in the public market could cause our stock price to decline.
The sale of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
Shares held by certain of our stockholders are eligible for resale, subject to, in the case of certain stockholders, volume, manner of sale and other limitations under Rule 144. In addition, pursuant to the Registration Rights Agreement, certain stockholders have the right, subject to certain conditions, to require us to register the sale of their shares of our common stock under the Securities Act. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of shares of our common stock to decline. The shares covered by registration rights represent approximately 91% of our common stock.
As restrictions on resale end or if these stockholders exercise their registration rights, the market price of shares of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of shares of our common stock or other securities.
In addition, the shares of our common stock reserved for future issuance under the Incentive Plan and Fast Radius, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”) will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up
agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The number of shares reserved for future issuance under the Incentive Plan and ESPP equal (i) 10% of the total number of shares of our common stock as determined on a fully diluted basis as of the closing and calculated to include the number of shares initially available for issuance under the Incentive Plan but excluding the number of shares initially available for issuance under the ESPP, (ii) an initial increase on April 1, 2022 equal to 5% of the total number of shares of our common stock issued and outstanding as of the date of the closing, and (iii) an annual increase for nine years commencing on the first day of each calendar year beginning January 1, 2023 and ending January 1, 2031 equal to the lesser of (A) 5% of the aggregate number of shares of our common stock issued and outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by our board of directors. The maximum number of shares of our common stock that may be issued pursuant to the exercise of incentive stock options (“ISOs”) granted under the Incentive Plan will be equal to 52,500,000 shares. We expect to file one or more registration statements on Form
S-8
under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our equity incentive plans. Any such Form
S-8
registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.
We may be required to take write-downs or write-offs, or may be subject to restructuring, impairment or other charges that could have a significant negative effect on its financial condition, results of operations and the price of its securities, which could cause you to lose some or all of your investment.
Factors both inside and outside of our control may, at any time, arise. As a result of these factors, we may be required to write-down assets, restructure our operations, or incur impairment or other charges that could result in losses. Unexpected risks may arise, and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and therefore not have an immediate impact on our liquidity, the fact that our results of operations will report charges of this nature could contribute to negative market perceptions about our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.
Our management has limited experience in operating a public company.
Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage its transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to our management and growth of the Company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.
As a public reporting company, we will be subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. We have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences.
We are a public reporting company subject to the rules and regulations established from time to time by the SEC and NASDAQ. These rules and regulations will require, among other things that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.
In addition, as a public company, we will be required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. For additional information related to the risks and uncertainties of our compliance with the Sarbanes-Oxley Act, see “
Risk
Factors-Our
internal controls over financial reporting currently do not meet all of the standards contemplated by Section
 404 of the Sarbanes Oxley
Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section
 404 of the Sarbanes Oxley Act could impair our ability to produce timely and accurate consolidated financial statements or comply with applicable regulations and have a material adverse effect on our business
” and “
-We have identified material weaknesses in our
internal control over financial reporting. If we fail to remediate the material weaknesses, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet its periodic reporting obligations.
”
Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
Our second amended and restated certificate of incorporation (the “Charter”), our bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Among other things, our Charter and bylaws include the following provisions:

•
a staggered board, which means that our board of directors is classified into three classes of directors with staggered three-year terms and directors will only be able to be removed from office for cause;

•	limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;

•
a prohibition on stockholder action by written consent, which means that our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;

•	a forum selection clause, which means certain litigation against us can only be brought in Delaware;

•	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and

•	advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding common stock, from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, the board of directors approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the common stock, or (iii) following board approval, such business combination receives the approval of the holders of at least two-thirds
of our outstanding common stock not held by such interested stockholder at an annual or special meeting of stockholders.
Any provision of our Charter, our bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
Our Charter and bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our Charter and bylaws provide that, unless we consent in writing to the selection of an alternative forum, the (i) Court of Chancery (the “Chancery Court”) of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (A) any derivative action, suit or proceeding brought on our behalf; (B) any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or stockholders to us or to our stockholders; (C) any action, suit or proceeding asserting a claim arising pursuant to the DGCL, our Charter or bylaws; or (D) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine; and (ii) subject to the foregoing, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, such forum selection provisions shall not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.
Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, our Charter and bylaws will provide that the federal district courts of the United States of America shall have jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Our corporate headquarters is located in an approximately 17,500 square foot facility that we lease in Chicago, Illinois. Our lease for this facility is on a month-to-month basis. We also lease additional facilities in Illinois, Kentucky, Georgia, and Singapore which are summarized below. In November 2021, we entered into a new agreement for Sales & Operations in Chicago. We have an option to renew our lease with UPS at their Worldport facility in Louisville, Kentucky for 12 months in December 2022. We believe that our facilities are adequate for our needs through at least mid-2022.
We are actively building our microfactory expansion roadmap. When we need additional space for this expansion, we believe we will be able to obtain additional space on commercially reasonable terms.

Location	~Size (sq. ft.)	Lease Expiration	Purpose
Chicago, IL (Main)	17,500	Month-to-Month	Headquarters, Innovation Center, and Microfactories
Chicago, IL	50,000	February 2026	Microfactories
Chicago, IL	30,000	August 2023	Sales & Operations
Louisville, KY	3,000	December 2022	Microfactory located on UPS’s Worldport facility
Atlanta, GA	2,000	February 2023	Sales & Operations
Singapore	500	May 2022	Operations
Prior to the Business Combination, the Company paid an affiliate of the Sponsor a total of $10,000 per month for office space, utilities, administrative and support services. Upon consummation of the Business Combination, the Company ceased paying these monthly fees.

Item 3.	Legal Proceedings.
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to any material legal proceedings. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 4.	Mine Safety Disclosures.
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
On February 4, 2022, ENNV and Legacy Fast Radius completed the Business Combination. Following the Business Combination, we changed the name of the combined company to Fast Radius, Inc.
Our common stock and warrants to purchase common stock originally began trading as units on NASDAQ under the ticker symbols “ENNV,” “ENNVW” and “ENNVU,” respectively. Following the Business Combination, beginning February 7, 2022, our common stock and warrants to purchase common stock continued trading on

NASDAQ under the symbols “FSRD” and “FSRDW,” respectively, and all of the Company’s units separated into their component parts of (i) one share of common stock and
(ii) one-quarter
(1/4) of one warrant, and ceased trading.
Holders of Record
As of March 31, 2022, there were approximately 84 holders of record of our common stock and 7 holders of record of our warrants to purchase shares of our common stock.
Dividend Policy
We have not paid dividends on our shares of common stock to date and do not intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in the Company’s business operations and, accordingly, the board of directors does not anticipate declaring any dividends in the foreseeable future.
Recent Sales of Unregistered Securities
On December 8, 2020, the Sponsor paid $25,000 in exchange for 8,625,000 shares of the Company’s Class B Common Stock (the “Founder Shares”), or approximately $0.003 per share. On December 23, 2020, we effectuated a 6-for-5 reverse split of the Founder Shares, resulting in an aggregate outstanding amount of 7,187,500 Founder Shares. On January 26, 2021, we effectuated a 5-for-6 split of the founder shares, resulting in an aggregate outstanding amount of 8,625,000 Founder Shares. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the outstanding common stock upon completion of the ENNV IPO. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor was an accredited investor for purposes of Rule 501 of Regulation D.
In addition, the Sponsor and GSAM purchased from the Company an aggregate of 6,266,667 private placement warrants at $1.50 per warrant for an aggregate purchase price of approximately $9,400,000. This purchase took place on a private placement basis simultaneously with the completion of the Initial Public Offering. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
No underwriting discounts or commissions were paid with respect to such sales.
On July 18, 2021, in context of the Business Combination, we entered into subscription agreements with certain investors (collectively, the “PIPE Investors”), pursuant to which we agreed to sell, and the PIPE Investors agreed to purchase, an aggregate of 7,500,000 shares of our common stock at a purchase price of $10.00 per share, for gross proceeds of $75.0 million, in a private placement (the “PIPE Investment”).
In accordance with the terms of the subscription agreements, on February 4, 2022, the Company issued and sold 7.5 million unregistered securities to the PIPE Investors. The shares of our common stock issued pursuant to the subscription agreements were not registered under the Securities Act and were issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.
Also on July 18, 2021, we entered into a side letter with ENNV Holdings, LLC (the “Sponsor”) and GSAM to the Forward Purchase Agreement, pursuant to which GSAM irrevocably consented to purchase from us, and we agreed to issue and sell to GSAM, twenty-five million dollars ($25,000,000) of units (“Forward Purchase Units”), each consisting of one share of our common stock and one-quarter
of one redeemable warrant (“Forward Purchase Warrants”), each whole redeemable warrant of which is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, at a price of $10.00 per Forward Purchase Unit substantially concurrently with the closing. On January 20, 2022, the Company, the Sponsor and GSAM entered into a side letter to the Forward Purchase Agreement (the “Side Letter”) pursuant to which, if GSAM acquired any shares of our common stock

(i) on or after January 20, 2022 but prior to 4:00 p.m. New York City time on January 25, 2022 (the “Cutoff Time”) and did not exercise any right to redeem such shares in connection with our redemption of common stock in accordance with our organizational documents in connection with the closing (the “Redemption”) or (ii) on or after the Cutoff Time but prior to February 1, 2022 and delivered evidence reasonably satisfactory to us that (a) the stockholder from whom such shares were acquired had, prior to such acquisition, validly elected to redeem such shares in connection with the Redemption and (b) such stockholder or GSAM, as applicable, had, prior to closing, validly revoked such election to redeem such shares in connection with the Redemption (such shares of common stock described in clauses (i) and (ii), the “Eligible Shares”), and, in each case, did not transfer such Eligible Shares prior to the Closing Date, then such Eligible Shares would be
“Non-Redeemed
Shares,” and the number of Forward Purchase Units GSAM was obligated to purchase under the Forward Purchase Agreement would be reduced by the number of
Non-Redeemed
Shares. Notwithstanding any such reduction in the number of Forward Purchase Units that GSAM was obligated to purchase under the Forward Purchase Agreement, upon the consummation of the sale of such Forward Purchase Units, ENNV issued to GSAM a number of redeemable warrants, each of which is exercisable to purchase one share of our common stock at an exercise price of $11.50 per share, which warrants had the same terms as our warrants (the “Additional Warrants”), such that GSAM received 625,000 Forward Purchase Warrants and Additional Warrants in the aggregate. On January 27, 2022, GSAM delivered to us a notice that it had acquired 2,375,000
Non-Redeemed
Shares. The Company issued 125,000 Forward Purchase Units concurrently with the closing of the Business Combination on the Closing Date.

Item 6.	Selected Financial Data.
Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report.
Unless otherwise indicated, references in this section to the terms “ENNV,” the “Company,” “we,” “our” and “us” refer to ECP Environmental Growth Corp. prior to the Business Combination. The term “Legacy Fast Radius” refers to privately-held Fast Radius Operations, Inc. prior to its merger with ENNV Merger Sub, Inc., a wholly owned subsidiary of ECP Environmental Growth Corp.
The financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is that of ENNV prior to the Business Combination because the Business Combination was consummated after the period covered by the consolidated financial statements included in this Annual Report on Form
10-K.
Accordingly, the historical financial information included in this Annual Report on Form
10-K,
unless otherwise indicated or as the context otherwise requires, is that of the Company prior to the Business Combination.
Overview
Until February 4, 2022, we were a blank check company, originally incorporated in Delaware on October 29, 2020, and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
Recent Developments
On February 4, 2022 (the “Closing Date”), we consummated the previously announced merger pursuant to that certain Agreement and Plan of Merger, dated as of July 18, 2021, by and among the Company, ENNV Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”) and Fast Radius Operations, Inc., a Delaware corporation (formerly known as Fast Radius, Inc.) (“Legacy Fast Radius”), as amended by the Amendment to the Agreement and Plan of Merger (“Amendment No. 1”), dated as of December 26, 2021, by and among the Company, Merger Sub and Legacy Fast Radius and as further amended by Amendment No. 2 to the Agreement and Plan of Merger, dated as of January 31, 2022, by and among the Company, Merger Sub and Legacy Fast Radius (“Amendment No. 2” and as amended by Amendment No. 1 and Amendment No. 2, the “Merger Agreement”).
Pursuant to the terms of the Merger Agreement, a business combination of Legacy Fast Radius and the Company was effected by the merger of Merger Sub with and into Legacy Fast Radius, with Legacy Fast Radius surviving the Merger as a wholly owned subsidiary of the Company (the “Merger”). At the effective time of the Merger (the “Effective Time”), all of the issued and outstanding securities of Legacy Fast Radius were converted into an aggregate of (i) 65,000,000 shares of the Company’s common stock (including 11,196,271 shares of the Company’s common stock underlying exchanged options, vested RSUs and exchanged RSUs) and (ii) the contingent right to receive during the earnout period certain additional shares of the Company’s common stock as specified in the Merger Agreement (the “Merger Earnout Shares”), in two equal tranches of 5,000,000 shares of the Company’s common stock, upon the satisfaction of certain price targets set forth in the Merger Agreement, which price targets will be based upon the volume-weighted average closing sale price of one share of the Company’s common stock quoted on NASDAQ, for any twenty (20) trading days within any thirty (30) consecutive trading day period within the earnout period.
In connection with the Closing, the Company changed its name from ECP Environmental Growth Corp. to Fast Radius, Inc. The audited consolidated financial statements included herein are those of the Company prior to the Merger. Prior to the Merger, the Company neither engaged in any operations nor generated any revenue. Until the Merger, based on the Company’s business activities, it was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Results of Operations
We neither engaged in any operations (other than searching for a Business Combination after the Company’s initial public offering (the “ENNV IPO” or the “Initial Public Offering”)) nor generated any revenues prior to the Merger. Our only activities from October 29, 2020 (inception) through December 31, 2021 were organizational activities, completion of the ENNV IPO and the evaluation of possible business combinations. We do not expect to generate any operating revenues until after the completion of the Business Combination. We expect to generate non-operating
income in the form of interest income on the proceeds derived from the ENNV IPO and placed in our Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the year ended December 31, 2021, we had a net income of $5,953,450, which consists of formation and operating costs of ($5,154,531), interest and dividends earned on marketable securities held in the Trust Account of $33,673, offering costs allocated to derivative warrant liabilities of ($750,743), and change in fair value of derivative warrant liabilities and forward purchase agreement of $13,074,810, and offering costs on Founder Shares issued to related party of ($1,249,759). For the year ended December 31, 2020, we had a net loss of $(20), which consists of formation and operating costs of $(20).
Liquidity and Capital Resources
As of December 31, 2021, we had cash of $82,234 outside of the Trust Account and a working capital deficiency of $3,359,143. Until the consummation of the Initial Public Offering, our only sources of liquidity were an initial purchase of common stock by the Sponsor and a loan from an affiliate of our Sponsor. Through December 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, formation and offering costs paid by the Sponsor on the Company’s behalf in an aggregate amount of $188,149, which were repaid from the remaining net proceeds from the Initial Public Offering and Private Placement, and proceeds of $499,702 against the Working Capital Loan.
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
Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $345,000,000 was placed in the Trust Account and we had $1,991,625 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, available for working capital purposes. We paid a total of $6,900,000 in underwriting discounts and commissions and $652,069 for other cash offering costs related to the Initial Public Offering. In addition, the underwriters agreed to defer $12,075,000 in underwriting discounts and commissions until the consummation of a Business Combination.
On July 30, 2021, the Company issued an unsecured promissory note in the principal amount of $1,500,000 to an affiliate of the Sponsor, which could be drawn down by the Company from time to time upon written notice to the lender. The Note did not bear interest and was repayable in full upon consummation of a Business Combination. As of December 31, 2021, the Company had borrowed approximately $499,702 under the Note. The Note was repaid upon the consummation of the Business Combination.
Since inception, Legacy Fast Radius has generated recurring losses which have resulted in an accumulated deficit of $123 million as of December 31, 2021. Subsequent to the Merger, the combined company expects to incur additional losses in the future as it expects to continue to make substantial investments in its business, including in the expansion of its product portfolio and in its research and development, sales and marketing teams, in addition to incurring additional costs as a result of being a public company. The Company believes the cash it obtained from the Merger, net of redemptions, and the private placement that occurred substantially concurrently with the consummation of the Merger, are not sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of these financial statements.
Going Concern
As a result of Legacy Fast Radius’ history of losses and negative cash flows from operations, and because its plans to obtain additional capital have not been completed at the time of the issuance of these consolidated financial statements, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The Company expects to generate additional cash to fund its growth through future debt or equity transactions; however, there can be no assurance that the Company will be able to obtain other debt or equity financing on terms acceptable to the Company, if at all. Failure to secure additional funding may require the Company to modify, delay, or abandon some of its planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on the Company’s business, operating results, financial condition, and ability to achieve its intended business objectives.
Off-Balance
Sheet Financing Arrangements
We did not have any
off-balance
sheet arrangements as of December 31, 2021.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.
The underwriters of the ENNV IPO were entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate in connection with the Closing, irrespective of the amount of redemptions by the public stockholders. As of February 4, 2022, approximately 91% of outstanding Public Shares were redeemed, as shareholders redeemed 31,512,573 Public Shares in connection with the Business Combination. The funds remaining in the Company’s trust account following such redemptions were approximately $29.9 million. As a result, the underwriters agreed to forfeit $7,046,415 of underwriting fees. We have since paid the underwriters $1,257,146 of the remaining $5,028,585 of fees due upon the consummation of the Business Combination and deferred the remaining $3,771,439 to a later date.

In connection with the execution of the Merger Agreement, the Company entered into the Subscription Agreements with the PIPE Investors, pursuant to which the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the PIPE Investors, an aggregate of 7,500,000 shares of Class A common stock (1,000,000 shares of which were issued and sold to the Sponsor in its capacity as a PIPE Investor) for a purchase price of $10.00 per share, or an aggregate of $75,000,000, in the PIPE Investment. The Subscription Agreements provide for purchase of ENNV Class A common stock, however the Class A common stock was originally sold in the ENNV IPO as a component of the ENNV units for $10.00 per unit. The ENNV units consist of one share of Class A common stock and one-quarter
of one ENNV warrant. As of January 5, 2022, the closing price on NASDAQ of the ENNV units was $10.05 per unit and the closing price of the Class A common stock was $9.89 per share.
In accordance with the terms of the Subscription Agreements, on February 4, 2022, the Company issued and sold 7.5 million unregistered securities to the PIPE Investors. The shares of common stock issued pursuant to the Subscription Agreements were not registered under the Securities Act and were issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.
On January 24, 2021, we entered into the Forward Purchase Agreement with GSAM, as amended by the First Amendment to Forward Purchase Agreement, dated as of January 31, 2021, pursuant to which GSAM committed to purchase an aggregate of up to 5,000,000 Forward Purchase Units in connection with ENNV’s initial business combination. Concurrently with the execution of the Merger Agreement, ENNV, the Sponsor and GSAM entered into the Side Letter, pursuant to which GSAM irrevocably consented to purchase from ENNV, and ENNV agreed to issue and sell to GSAM, 2,500,000 Forward Purchase Units, each consisting of one Forward Purchase Share and one-quarter
of one Forward Purchase Warrant, at a price of $10.00 per Forward Purchase Unit, or an aggregate of $25,000,000, in a private placement to be consummated substantially concurrently with the consummation of the Business Combination. Each whole Forward Purchase Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share. The Forward Purchase Agreement included an obligation that GSAM would forfeit certain shares of ENNV Class B common stock it acquired from the Sponsor in connection with the ENNV IPO if, at the time GSAM provided or withheld its consent to ENNV’s initial business combination, it owned a number of shares of ENNV Class A common stock less than the number of Public Shares it purchased at closing of the ENNV IPO. Pursuant to the Side Letter, ENNV and the Sponsor waived GSAM’s potential obligation to forfeit such shares of ENNV Class B common stock in connection with the Business Combination.
On January 20, 2022, ENNV, the Sponsor and GSAM entered into the Side Letter pursuant to which, if GSAM acquired any shares of common stock (i) on or after January 20, 2022 but prior to the Cutoff Time and did not exercise any right to redeem such shares in connection with the Redemption or (ii) on or after the Cutoff Time but prior to February 1, 2022 and delivered evidence reasonably satisfactory to ENNV that (a) the stockholder from whom such shares were acquired had, prior to such acquisition, validly elected to redeem such shares in connection with the Redemption and (b) such stockholder or GSAM, as applicable, had, prior to Closing, validly revoked such election to redeem such shares in connection with the Redemption, and, in each case, did not transfer such Eligible Shares prior to the Closing Date, then such Eligible Shares would be
“Non-Redeemed Shares,”
and the number of Forward Purchase Units GSAM was obligated to purchase under the Forward Purchase Agreement would be reduced by the number of Non-Redeemed Shares.
Notwithstanding any such reduction in the number of Forward Purchase Units that GSAM was obligated to purchase under the Forward Purchase Agreement, upon the consummation of the sale of such Forward Purchase Units, ENNV issued to GSAM a number of redeemable warrants, each of which is exercisable to purchase one share of ENNV Class A common stock at an exercise price of $11.50 per share, which warrants had the same terms as ENNV’s Warrants, such that GSAM received 625,000 Forward Purchase Warrants and Additional Warrants in the aggregate. On January 27, 2022, GSAM delivered to ENNV a notice that it had acquired 2,375,000
Non-Redeemed
Shares. The Company issued 125,000 Forward Purchase Units concurrently with the Closing of the Business Combination on the Closing Date.
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. We have identified the following critical accounting policies effecting our consolidated financial statements:
Derivative Warrant Liabilities
We account for the ENNV warrants and the Forward Purchase Agreement as either equity-classified or liability-classified instruments based on an assessment of the specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the ENNV warrants and the Forward Purchase Agreement are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the ENNV warrants and the Forward Purchase Agreement meet all of the requirements for equity classification under ASC 815, including whether the ENNV warrants and the Forward Purchase Agreement are indexed to shares of ENNV common stock and whether the holders of ENNV warrants and the Forward Purchase Agreement could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the ENNV warrants and the time of entry into the Forward Purchase Agreement and as of each subsequent quarterly period end date while the ENNV warrants are outstanding and the Forward Purchase Agreement is effective. For issued or modified ENNV warrants that meet, and the Forward Purchase Agreement if it meets, all of the criteria for equity classification, such warrants and the Forward Purchase Agreement are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not, and the Forward Purchase Agreement if it does not, meet all the criteria for equity classification, such warrants and the Forward Purchase Agreement are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants or Forward Purchase Agreement are recognized as a non-cash
gain or loss on the statements of operations.
We account for the ENNV warrants and the Forward Purchase Agreement in accordance with the guidance contained in ASC
815-40,
under which the ENNV warrants and the Forward Purchase Agreement do not meet the criteria for equity treatment and must be recorded as liabilities.
Accordingly, we classify the ENNV warrants and the Forward Purchase Agreement as liabilities at their fair value and adjust such warrants and the Forward Purchase Agreement to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statement of operations.
ENNV Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of the Company’s consolidated balance sheets.
As previously reported in the Current Report on
Form 8-K filed
by the Company with the SEC on February 7, 2022, the Company held a special meeting of the Company’s stockholders on February 2, 2022. At the special meeting, the Company’s stockholders considered and adopted, among other matters, the Merger Agreement. Prior to the special meeting, the holders of 31,512,573 shares of common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.01 per share for an aggregate redemption amount of approximately $315.4 million (the “
Redemptions
”). The Redemptions occurred concurrent with the Closing of the Business Combination.
As of the Closing Date and following the completion of the Business Combination, the Company had the following outstanding securities:

•	73,041,156 shares of common stock;

•	9,580,413 shares of common stock issuable upon exercise of Exchanged Options and Exchanged RSUs;

•	1,615,858 shares of common stock issuable upon settlement of fully vested RSUs;

•	8,625,000 Public Warrants; and

•	6,891,667 Private Placement Warrants.
Net Income Per Share
Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common stock outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method.
At December 31, 2021, ENNV did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ENNV common stock and then share in the earnings of ENNV under the treasury stock method. As a result, diluted income per share is the same as basic income per share for the periods presented.
Prior to the Business Combination, the Company had two classes of shares, which are referred to as ENNV Class A common stock and ENNV Class B common stock. Earnings are shared pro rata between the two classes of shares as long as the Business Combination is consummated. Accretion associated with the redeemable shares of ENNV Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Offering Costs
Offering costs consist of legal, accounting, underwriting and other costs incurred through the consolidated balance sheet date that are directly related to the ENNV IPO. Upon the completion of the ENNV IPO in February 2021, the offering costs are allocated using the relative fair values of the ENNV common stock and the ENNV warrants. The costs allocated to the ENNV warrants were recognized in other expenses and those related to ENNV common stock were recognized as a reduction to the carrying value of Class A common stock subject to possible redemption.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require only separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. ENNV is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
As of December 31, 2021, we were not subject to any material market or interest rate risk. The net proceeds from our Initial Public Offering held in the Trust Account have been invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Consolidated Financial Statements and Supplementary Data
This information appears following Item 15 of this Annual Report on Form
10-K
and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures for the year ended December 31, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon their evaluation, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective as of December 31, 2021, due to ability to apply the nuances of the complex accounting standards relating to financial instruments that apply to our consolidated financial statements and preparation of consolidated financial statements in accordance with GAAP, which resulted in the material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cashflows for the period presented.
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
Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on Form
10-K
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
In light of the material weakness described above in “Evaluation of Disclosure Controls and Procedures”, the Company’s management prior to the consummation of the Business Combination expended a substantial amount of effort and resources for the remediation and improvement of internal controls over financial reporting. Specifically, the Company’s management expanded and improved its review process for complex securities and related accounting standards, including enhancing access to accounting literature and improving identification of third-party professionals with whom to consult regarding complex accounting applications. Other than as described herein, there were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Our current directors and executive officers as of the date of this Annual Report are as follows:

Name	Age*	Position
Executive Officers
Lou Rassey	48	Chief Executive Officer, Chairperson & Director
Prithvi Gandhi	52	Chief Financial Officer
Pat McCusker	44	Chief Operating Officer
Non-Employee Directors
Matthew Flanigan(1)(3)	60	Director
Steven Koch	66	Director
Matthew Maloney(2)(3)	46	Director
Tyler Reeder	48	Director
Nick Solaro(1)(2)	40	Lead Independent Director
Betsy Ziegler(1)(2)(3)	50	Director

*	As of March 31, 2022.
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
Executive Officers
Lou Rassey
Mr. Rassey has served as Chief Executive Officer and
co-founder
of Legacy Fast Radius since 2017. He became a director and executive officer of Fast Radius upon the closing of the Business Combination and was appointed as Chairperson of our board of directors in March 2022. Mr. Rassey has a
20-plus-year
career driving innovation in the manufacturing sector and is a recognized leader on matters related to manufacturing, industrial innovation and competitiveness. Prior to co-founding
Fast Radius, Mr. Rassey was a Partner at McKinsey & Company from 2003 to 2015 where he co-led
the firm’s global research and advisory efforts on the “Future of Manufacturing.” Mr. Rassey has helped Fortune 100 executives, start-ups
and government leaders in developing and executing strategies to compete in the digital industrial age. He also founded in 2016 and is a managing member at Two Roads Group, LLC, an industrial-tech-focused advisory and investment firm, and spent the first chapter of his career in engineering and manufacturing in the auto industry. Mr. Rassey has an MBA and MS in Mechanical Engineering from MIT where he was an LFM Fellow, a MS from the University of Michigan-Dearborn, and BS from the University of Notre Dame.

Prithvi (Prith) Gandhi
has been the Chief Financial Officer of Legacy Fast Radius since August 2021 and leads all financial operations. Prior to joining Fast Radius, from August 2013 to May 2021, Mr. Gandhi held various positions at Owens Corning, most recently as Interim Chief Financial Officer and previously as Vice President of corporate strategy, corporate development and financial planning & analysis. Previously, Mr. Gandhi was Vice President of corporate development at Zebra Technologies Corporation from 2005 to 2011, where he was responsible for M&A, strategic investments, and corporate strategy and led the company’s newly-formed RFID business as divisional CFO. Before his experience at Zebra, Mr. Gandhi spent 11 years with Morgan Stanley in proprietary trading and technology M&A. He earned his BS in mathematics and economics from UC Berkeley, his MA in international economics from Georgetown University, and his MBA in accounting and finance from the Wharton School at the University of Pennsylvania.
Pat McCusker
has served as Chief Operating Officer and
co-founder
of Legacy Fast Radius since 2017. He also served as interim Chief Financial Officer from 2017 until August 2021. Prior to Fast Radius, Mr. McCusker was

President, North America at InnerWorkings (NASDAQ: INWK), a technology-enabled marketing services firm, from 2011 to November 2016. Prior to InnerWorkings, Mr. McCusker was an Associate Partner with McKinsey & Company, where he served technology clients across a wide range of functions. Before McKinsey, he held cross-functional leadership roles at multiple early-stage growth companies, including co-founding
a technology business which was acquired by a Fortune 500 retailer. Mr. McCusker holds an MBA from the University of Chicago and a BA from the University of Notre Dame.
Non-Employee
Directors
Matthew Flanigan
has become a director of Fast Radius upon the closing of the Business Combination. Mr. Flanigan retired in May 2019 from his role as Executive Vice President & Chief Financial Officer of Leggett & Platt, Incorporated (NYSE: LEG) (“Leggett”), a leading manufacturer of engineered components, where he also served on the Board of Directors for nine years. Mr. Flanigan served as Chief Financial Officer of Leggett from 2003 to May 2019. He previously served Leggett as Executive Vice President from 2013 to 2019, Senior Vice President from 2003 to 2005, Vice President and President of the Office Furniture Components Group from 1999 to 2003, and in various capacities since 1997. Prior to joining Leggett in 1997, Mr. Flanigan was employed in the banking industry for 13 years, the last ten of which as First Vice President and Manager for Société Générale S.A. in Dallas. Mr. Flanigan currently serves as a director of Performance Food Group Company (NYSE: PFGC), one of the nation’s largest food distribution businesses and as the lead director of Jack Henry & Associates, Inc. (NASDAQ: JKHY), a SaaS, cloud-based solutions provider primarily for the financial services industry. Mr. Flanigan holds a degree in finance and business administration from the University of Missouri.
Steven Koch
 has become a director of Fast Radius upon the closing of the Business Combination. Mr. Koch is the Managing Director of Bowline Group and a Managing Partner of the mHUB Product Impact Fund I, positions he has held since 2018 and 2020, respectively. Previously, he served as the
Co-Executive
Chairman and interim Chief Executive Officer of Motivate, a leading bike share company in North America, from January 2018 to November 2018, at which point Lyft acquired Motivate. From September 2012 to August 2017, he served as the Deputy Mayor of Chicago. Previously, Mr. Koch spent 27 years at Credit Suisse serving in various capacities, including co-chairman of the global mergers and acquisitions business. Mr. Koch currently sits on the boards of the Chicago Community Trust, mHUB, the Greater Chicago Food Depository, Navy Pier Inc., The Chicago Council on Global Affairs, Naturally Chicago, The Southland Development Authority, The James Beard Foundation and the visiting committee of the University of Chicago Law School. He helped develop and teaches in the Directors’ Consortium, a training seminar for directors of public companies, sponsored by the University of Chicago and Stanford University. Mr. Koch received his BA from Hampshire College, his MBA from the University of Chicago Booth School of Business and his JD, cum laude, from the University of Chicago Law School.
Matthew Malone
y
 has become a director of Fast Radius upon the closing of the Business Combination. Mr. Maloney served as Chief Executive Officer and director of GrubHub Inc. (NASDAQ: GRUB) (“GrubHub”) from August 2013 to December 2021, and as GrubHub’s President from August 2015 to January 2018. Prior to August 2013, Mr. Maloney served as CEO and a member of the board of directors of GrubHub Holdings, a company he co-founded
in 2004. Mr. Maloney led GrubHub Holdings through five rounds of investment funding, the acquisition of DotMenu, its merger with Seamless Holdings Corporations in April 2013, and GrubHub’s initial public offering in April 2014. Mr. Maloney currently serves as an advisory board member for The University of Chicago Booth School of Business Polsky Center for Entrepreneurship. He is a member of ChicagoNEXT, an organization dedicated to driving growth and opportunity in the Chicago business community. Mr. Maloney holds a B.A. from Michigan State University and an MBA and MSCS from the University of Chicago.
Tyler Reeder
served as the Company’s President, Chief Executive Officer and as a member of the Company’s board since 2020 and upon the closing of the Business Combination, Mr. Reeder transitioned to be a director on our board of directors. Mr. Reeder is a Managing Partner of ECP and serves on ECP’s Partnership Committee, Investment Committee, Strategy Committee, Operating Committee, ESG Committee and Valuation Committee. Mr. Reeder participates in overall investment management, strategic planning and operations of ECP and its funds. He is involved in all areas of the firm’s investment activities, with a particular emphasis on power generation, renewables and environmental infrastructure. Mr. Reeder led the recent take-private acquisition of
 Calpine and
 currently serves on the boards of Calpine, Gopher, EnergySolutions, Convergent, Heartland Generation and Liberty Recycling, LP. Prior to realization, he served on the boards of Wheelabrator, ADA Carbon Solutions, LLC, Dynegy Inc., EquiPower Resources Corp., Broad River Power Holdings, LLC, CE2 Carbon Capital, LLC and Empire Gen Holdings, Inc. Prior to joining ECP in 2006, Mr. Reeder was a Vice President of Power and Fuel Markets of Texas Genco, LLC. Mr. Reeder was an advisor on the acquisition of Texas Genco, LLC by a consortium of private equity firms and became a member of the management team until the sale of the company to NRG Energy in 2006. While at Texas Genco, LLC, Mr. Reeder was the head of the asset optimization desk and was responsible for managing the power and fuel positions for their large generation portfolio. From 1998 to 2002, Mr. Reeder was a Director for Energy Markets and a Finance Manager at Orion Power Holdings, Inc., where he was responsible for acquisitions, power marketing, transaction analysis and execution. From 1996 to 1998, Mr. Reeder worked at Goldman Sachs. Mr. Reeder received a Bachelor of Arts in Economics from Colgate University.

Nick Solaro
has become a member of the board of directors upon closing of the Business Combination and was appointed as Lead Independent Director in March 2022. Since 2014, Mr. Solaro has been a General Partner at Drive Capital. Prior to joining Drive Capital, Mr. Solaro served as a manager at Google, where he helped lead the Global Android Strategic Partnerships team, from 2010 to 2014. During Mr. Solaro’s tenure at Google, the Android ecosystem grew from a few devices in a few markets to one of the world’s most dominant mobile operating system running on billions of handsets worldwide. Prior to joining Google, Mr. Solaro was a co-founder
of PetWave.com, an online veterinary health start up based in San Francisco, which he co-founded
in 2007. Mr. Solaro has also previously spent time as a technology investor at Technology Crossover Ventures, as well as an Equity Research Analyst at Goldman Sachs where he covered large cap enterprise technology companies including Apple, IBM, Hewlett-Packard, EMC, Sun, and Dell. Mr. Solaro graduated from Columbia University with a B.A. in Economics and Philosophy.
Elizabeth (Betsy)
Ziegler
has become a member of the board of directors upon closing of the Business Combination. Ms. Ziegler is the CEO of the Chicagoland Entrepreneurial Center (DBA 1871), a private incubator serving founders and innovators, a position she has held since joining 1871 in April 2018. Prior to joining 1871, Ms. Ziegler served in two different Associate Dean roles at Northwestern University’s Kellogg School of Management. Most recently, Ms. Ziegler served as Associate Dean, Chief Innovation Officer, from April 2016 to March 2018. Prior to that, she served as Associate Dean of Degree Programs and Dean of Students from June 2011 to April 2016. Previously, Ms. Ziegler spent 12 years at McKinsey and Company where she was a partner in the Chicago office, spending most of her time serving financial institutions at the intersection of operations and technology. Ms. Ziegler is an active civic leader in Chicago, and serves on the boards of Chicago’s Museum of Science and Industry, Choose Chicago, and Stanley Manne Research Institute at the Ann and Robert H Lurie Children’s Hospital. Ms. Ziegler received her MBA from Harvard Business School and her B.A. in Economics from The Ohio State University.
Family Relationships
There are no family relationships among any of our directors or executive officers.
Board Composition
Our business and affairs are managed under the direction of our board of directors. Mr. Rassey serves as the Chairperson of our board of directors. The primary responsibilities of our board of directors is to provide oversight, strategic guidance, counseling and direction to our management. The board of directors will meet on a regular basis and additionally as required.

In accordance with the terms of our amended and restated bylaws, the board of directors may establish the authorized number of directors from time to time by resolution. Our board of directors consists of seven members and is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. Our board of directors is divided into the following classes:

•	Class I directors are Tyler Reeder and Nick Solaro, whose terms of office will expire at our annual meeting of stockholders to be held in 2023;

•	Class II directors are Matthew Maloney and Betsy Ziegler, whose terms of office will expire at our annual meeting of stockholders to be held in 2024; and

•	Class III directors are Lou Rassey, Matthew Flanigan and Steven Koch, whose terms of office will expire at our annual meeting of stockholders to be held in 2025.
Director Independence
NASDAQ listing standards require that a majority of the board of directors of a company listed on NASDAQ be composed of “independent directors,” which is defined generally as a person other than an executive officer or employee of the company or its subsidiaries or any other individual having a relationship that, in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Based on information provided by each director concerning his or her background, employment and affiliations, including family relationships, the Company’s board of directors has determined that each of Matthew Flanigan, Steven Koch, Nick Solaro, Matthew Maloney and Betsy Ziegler is an “independent director” under the NASDAQ listing standards.
Role of the Board in Risk Oversight
Our board of directors is responsible for overseeing the Company’s risk management process. Our board of directors focuses on the Company’s general risk management strategy, the most significant risks facing the Company, and oversees the implementation of risk mitigation strategies by management. The audit committee is also responsible for discussing the Company’s policies with respect to risk assessment and risk management. Our board of directors believes its administration of its risk oversight function will not negatively affect our board of directors’ leadership structure.
Board Leadership Structure
Our Corporate Governance Guidelines provide our board of directors with flexibility to combine or separate the positions of Chairperson of the board of directors and Chief Executive Officer in accordance with its determination that utilizing one or the other structure would be in the best interests of our Company. Currently, the roles are combined, with Mr. Rassey serving as Chairperson and Chief Executive Officer. Our board of directors has determined that combining the roles of Chairperson and Chief Executive Officer is in the best interests of our Company and our stockholders at this time because it promotes unified leadership by Mr. Rassey and allows for a single, clear focus for management to execute the Company’s strategy and business plans. Our Corporate Governance Guidelines provide that whenever the Chairperson is a director that does not otherwise qualify as an independent director, the independent directors may elect a lead director whose responsibilities include, but are not limited to, calling and presiding over the regularly scheduled executive sessions of the independent directors and serving as a non-exclusive liaison among the independent directors and the other members of the board of directors. Currently, Mr. Solaro serves as our Lead Independent Director.
Board Committees
Our board of directors has three standing committees: an Audit Committee; a Compensation Committee; and a Nominating and Corporate Governance Committee. Each of the three standing committees are composed solely of independent directors and were reconstituted in connection with the closing of the Business Combination. Our board of directors also adopted a new charter for each of these committees, which comply with the applicable requirements of current SEC and NASDAQ rules in context of the Business Combination.
The committee assignments set forth below were in effect as of the date of this Annual Report.
Audit Committee
Our Audit Committee currently consists of Matthew Flanigan, Nick Solaro and Betsy Ziegler, with Matthew Flanigan serving as chair. Effective following the filing of this Annual Report on Form 10-K, Mr. Solaro will be replaced by Steven Koch as a member of the Audit Committee. Rule
10A-3
of the Exchange Act and NASDAQ rules require that the Audit Committee must be composed entirely of independent members. Each of Matthew Flanigan, Steven Koch, Nick Solaro and Betsy Ziegler meets the definition of “independent director” for purposes of serving on the Audit Committee under Rule
10A-3
of the Exchange Act and NASDAQ rules. Each member of the Audit Committee also meets the financial literacy requirements of NASDAQ listing standards. In addition, Matthew Flanigan qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation
S-K.
Our Audit Committee is responsible for, among other things:

•	appointing, compensating, retaining, evaluating, terminating and overseeing the Company’s independent registered public accounting firm;

•	discussing with the independent registered public accounting firm of the Company its independence from management;

•	reviewing, with the independent registered public accounting firm of the Company the scope and results of their audit;

•	approving all audit and permissible non-audit services to be performed by the independent registered public accounting firm of the Company;

•
overseeing the financial reporting process and discussing with management and the independent registered public accounting firm of the Combined Company the quarterly and annual financial statements that the Company files with the SEC;

•	overseeing the Company’s financial and accounting controls and compliance with legal and regulatory requirements;

•	reviewing the Company’s policies on risk assessment and risk management;

•	reviewing related person transactions; and

•	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.
Compensation Committee
The Compensation Committee consists of Nick Solaro, Matthew Maloney and Betsy Ziegler, with Nick Solaro serving as chair. Each of Nick Solaro, Matthew Maloney and Betsy Ziegler meets the definition of “independent director” for purposes of serving on the Compensation Committee under NASDAQ rules, and are
“non-employee
directors” as defined in Rule
16b-3
of the Exchange Act.
Specific responsibilities of our Compensation Committee include:

•	reviewing and approving the corporate goals and objectives, evaluating the performance of and reviewing and approving (either alone or, if directed by our board of directors, in conjunction with a majority of the independent members of our board of directors), the compensation of the Chief Executive Officer of the Company;

•
overseeing an evaluation of the performance of and reviewing and setting or making recommendations to our board of directors regarding the compensation of the other executive officers of our board of directors;

•	reviewing and approving or making recommendations to our board of directors regarding the incentive compensation and equity-based plans, policies and programs of our board of directors;

•	reviewing and approving all employment agreement and severance arrangements for the executive officers of the Company;

•	making recommendations to our board of directors regarding the compensation of the members of our board of directors; and

•	retaining and overseeing.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee consists of Matthew Flanigan, Matthew Maloney and Betsy Ziegler, with Betsy Ziegler serving as chair. Each of Matthew Flanigan, Matthew Maloney and Betsy Ziegler meets the definition of “independent director” under NASDAQ rules.
Specific responsibilities of the Nominating and Corporate Governance Committee include:

•	identifying individuals qualified to become members of the Company’s board of directors, consistent with criteria approved by the Company’s board of directors;

•	overseeing succession planning for the Chief Executive Officer and other executive officers of the Company;

•	periodically reviewing the Company board of directors’ leadership structure and recommending any proposed changes to the Company’s board of directors;

•	overseeing an annual evaluation of the effectiveness of the Company’s board of directors and its committees; and

•	developing and recommending to the Company’s board of directors a set of corporate governance guidelines.
Compensation Committee Interlocks
None of our executive officers serves as a member of the board of directors or Compensation Committee (or other committee performing equivalent functions) of any entity that has one or more executive officers that serves on our board of directors or compensation committee.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics applicable to our management team and employees in accordance with applicable federal securities laws. You are able to review these documents by accessing our public filings at the SEC’s web site at
www.sec.gov
. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request from us, or may be accessed on our company website at https://fastradius.com. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics in a Current Report on Form
8-K.

Our board of directors has adopted a written charter for each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each charter is available on our website at
https://fastradius.com.
Corporate Governance Guidelines
We have adopted Corporate Governance Guidelines that address the composition of the board, criteria for board membership and other board governance matters. These guidelines are available on our website at https://fastradius.com. A printed copy of the guidelines may also be obtained by any stockholder upon request.
Section 16(a) Beneficial Ownership Reporting Compliance—Delinquent Section 16(a) Reports
Section 16(a) of the Exchange requires our management team and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the fiscal year ended December 31, 2021, there were no delinquent filings.

Item 11.	Executive Compensation.
We did not pay compensation of any kind, including finder’s and consulting fees, to holders of the founder shares, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of an initial business combination other than (i) the transfer of 35,000 founder shares to each of Tracy McKibben, Kathryn E. Coffey, Richard Burke and David Lockwood, our independent directors as of December 31, 2021, at their original issue price, (ii) payments to the Sponsor or its affiliate of a total of $10,000 per month for office space, administrative and support services, and
(iii) out-of-pocket
expense reimbursement to our Sponsor, officers, and directors, or any of their respective affiliates incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviewed on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or any of their affiliates.
The Company was not party to any agreements with its executive officers and directors that provided for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of shares of Company Common Stock as of March 31, 2022, by:

•	each person known by the Company to be the beneficial owner of more than 5% of any class of the Company’s common stock;

•	each of the Company’s named executive officers and directors; and

•	all of the Company’s executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock of the Company beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares	Percentage of Common Stock Outstanding
5% or Greater Stockholders:
Entities affiliated with Drive(2)	13,836,851	18.94%
ENNV Holdings, LLC and its affiliates(3)	9,895,461	13.55%
Entities affiliated with Energize Ventures(4)	4,961,315	6.79%
United Parcel Service General Services Co.(5)	13,897,447	19.03%
Executive Officers and Directors:
Lou Rassey(6)	9,896,157	13.21%
Prithvi Gandhi	—	—
Pat McCusker(7)	2,122,207	2.88%
John Nanry(8)	1,693,296	2.31%
Matthew Flanigan	—	—
Steven Koch(9)	136,151	0.19%
Matthew Maloney	—	—
Tyler Reeder	—	—
Nick Solaro	—	—
Betsy Ziegler	—	—

All current directors and executive officers as a group (10 persons)	13,847,811	18.59%

*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the directors and executive officers of the Company is c/o Fast Radius, Inc., 113 N. May St., Chicago, IL 60607.
(2)
Consists of (a) 7,308,432 shares of common stock held by Drive Capital Fund II, L.P. (“
DC Fund II
”), (b) 6,302,629 shares of common stock held by Drive Capital Fund II (TE), L.P. (“
DC Fund II (TE
)”) and (c) 225,790 shares of common stock held by Drive Capital Ignition Fund II (collectively with DC Fund II and DC Fund II (TE), “
Fund II
”). Drive Capital Fund II (GP), LLC (“
GP II LLC
”) serves as the general partner of Fund II. As the sole member of the investment committee of GP II LLC, Christopher Olsen controls decisions regarding the disposition of the shares held by Fund II. As the sole managing member of Drive Capital, LLC, which serves as the manager of GP II LLC, Christopher Olsen controls decisions regarding the voting of the shares held by Fund II. Nick Solaro, who is a member of the board of directors of Fast Radius, Inc., is a member of GP II LLC, but does not exercise voting or dispositive power over, and disclaims beneficial ownership of, the shares held by Fund II. The business address of Fund II is c/o Drive Capital, 629 N. High St., Columbus, OH 43215.

(3)
Consists of (a) 8,140,000 shares of common stock resulting out of the conversion of Founder Shares at the Closing of the Business Combination, (b) 1,000,000 PIPE Shares and (ii) 755,461 shares of common stock held by Energy Capital Partners Holdings, LP, an affiliate of the Sponsor, resulting out of the conversion of the ECP Notes (as defined below) at the Closing of the Business Combination. The shares reported above are held in the name of the Sponsor. ENNV GP, LLC is the managing member of the Sponsor. ECP ControlCo, LLC (“
ECP ControlCo
”) is the managing member of ENNV GP, LLC and the general partner of Energy Capital Partners Holdings, LP. Douglas Kimmelman, Andrew Singer, Peter Labbat, Tyler Reeder and Rahman D’Argenio are the managing members of ECP ControlCo and share the power to vote and dispose of the securities beneficially owned by ECP ControlCo. As such, Messrs. Kimmelman, Singer, Labbat, Reeder and D’Argenio disclaim any beneficial ownership of the shares beneficially owned by ECP ControlCo except to the extent of their indirect pecuniary interest in such shares.

(4)
Consists of (a) 777,205 shares of common stock held by Energize Growth Fund I LP (“
EGF
”), (b) 3,897,772 shares of common stock held by Energize Ventures Fund LP (“
EVF
”) and (c) 286,338 shares of common stock held by EV FR SPV LLC (“
FR SPV
” and collectively with EGF and EVF, the “
Energize Funds
”). John Tough is the Managing Partner of EVF and has sole voting and investment power over the shares held by EVF and as such may be deemed to be the beneficial owner of such shares. Mr. Tough disclaims any beneficial ownership of the shares held by EVF. Energize Growth I GP LLC (“
Growth GP
”) is the general partner of EGF and Energize Ventures GP LLC (“
Ventures GP
”) is the manager of FR SPV. John Tough is the Managing Partner of Growth GP and Ventures GP and has sole voting and investment power over the shares held by the Energize Funds. As such, Mr. Tough may be deemed to be the beneficial owner of such shares. The business address of the Energize Funds is c/o Energize Ventures, 1 South Wacker Drive, Suite 1620, Chicago, IL 60606.
(5)
Consists of (a) 1,000,000 PIPE Shares and (b) 12,897,447 shares of common stock. This entity is ultimately controlled by United Parcel Service, Inc., a public company incorporated in Delaware. The business address of this entity is c/o United Parcel Service, 55 Glenlake Parkway NE, Atlanta, GA 30328.

(6)
Consists of (a) 6,895,883 shares of Common Stock held directly by Mr. Rassey, (b) 213,253 shares of common stock held by Two Roads Group, LLC, which Mr. Rassey controls, (c) 904,652 shares of common stock held by family trusts, which are controlled by Mr. Rassey’s brother, Robert Rassey, as the sole trustee, consisting of (i) 226,163 shares of common stock held by TRF I Trust, (ii) 226,163 shares of common stock held by TRF II Trust, (iii) 226,163 shares of Common Stock held by TRF III Trust, and (iv) 226,163 shares of common stock held by TRF IV Trust, (d) 1,767,069 shares of common stock subject to vested options and restricted stock units and (e) 115,300 shares of common stock subject to options exercisable within 60 days of March 31, 2022. Mr. Rassey may be deemed to beneficially own the reported securities held by Two Roads Group, LLC, TRF I Trust, TRF II Trust, TRF III Trust and TRF IV Trust and disclaims beneficial ownership of such reported securities except to the extent of his pecuniary interest therein.

(7)
Consists of (a) 1,538,223 shares of common stock held directly by Mr. McCusker, (b) 548,733 shares of common stock subject to vested options and restricted stock units and (c) 35,251 shares of common stock subject to options and restricted stock units that are exercisable or vest within 60 days of March 31, 2022.

(8)
Consists of (a) 1,442,071 shares of common stock held directly by Mr. Nanry, (b) 241,446 shares of common stock subject to vested options and restricted stock units and (c) 9,779 shares of common stock subject to options and restricted stock units that are exercisable or vest within 60 days of March 31, 2022.

(9)	Consists of 136,151 shares of common stock subject to options exercisable within 60 days of March 31, 2022, which are held by Mohawk Consultants, LLC, which Mr. Koch controls.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Director and Officer Indemnification
Fast Radius’s charter and Fast Radius’s bylaws provide for indemnification and advancement of expenses for its directors and officers to the fullest extent permitted by the DGCL, subject to certain limited exceptions. Fast Radius has entered into indemnification agreements with certain of the members of its board directors.
Fast Radius Related Agreements
Sponsor Support Agreement
Concurrently with the execution of the Merger Agreement on July 18, 2021, the Sponsor and the Company’s directors and officers entered into the Sponsor Support Agreement with the Company and Legacy Fast Radius, pursuant to which the Sponsor and the Company’s directors and officers agreed, at any special meeting of the Company’s stockholders for purposes of approving the Business Combination, to (i) appear or cause their shares to be counted present for quorum purposes, (ii) vote in favor of or consent to the merger and any other matter included on the agenda for the special meeting of the Company’s stockholders relating to the Business Combination, (iii) vote (or execute an action by written consent with respect thereto) against any proposal that would reasonably be expected to impede the Business Combination and (iv) vote in favor of or consent to the Business Combination in any other circumstance so required for completion of the Business Combination.
At the Closing, all of the shares of the Company’s Class B common stock were converted into shares of the Company’s common stock in accordance with the terms of the Company’s amended and restated articles of incorporation. Pursuant to the Sponsor Support Agreement, at the Closing, 90% of such converted shares held by the Sponsor automatically vested. The remaining 10% of the converted shares (which will be equitably adjusted on account of any subdivision, stock split, reverse stock split, stock dividend, combination, reclassification or similar equity restructuring transaction or any changes in the Company’s common stock as a result of a merger, consolidation, reorganization, recapitalization, business combination or similar transaction involving the Company) by held the Sponsor, which we refer to as the “Sponsor Earn Out Shares”, are subject to vesting, for the duration of the earn out period, in two equal tranches at the time that the Company’s common stock reaches a value of $15.00 and $20.00, which price targets will be based upon the (i) daily volume-weighted average sale price of shares of the Company’s common stock quoted on NASDAQ, or the exchange on which the shares of the Company’s common stock are then traded, for any 20 trading days within any 30 consecutive trading day period within the earnout period or (ii) the per share consideration received in connection with an acquiror sale. In the event of an acquiror sale in which the per share consideration received is less than a price target set forth in the Merger Agreement that has not previously occurred, the applicable provisions of the Sponsor Support Agreement will terminate and no Sponsor Earn Out Shares will become vested thereunder with respect to such price target in connection with or following completion of such acquiror sale. Upon the expiration of the earn out period, any unvested Sponsor Earn Out Shares will be forfeited to the Company without consideration.
Company Support Agreement
Concurrently with the execution of the Merger Agreement on July 18, 2021, certain supporting Legacy Fast Radius stockholders entered into the Company Support Agreement with Fast Radius and Legacy Fast Radius, pursuant to which such supporting Legacy Fast Radius stockholders agreed to, on (or effective as of) the second business day following the date on which the Company’s registration statement on Form
S-4
was declared effective under the Securities Act, execute and deliver a written consent to adopt the Merger Agreement, the documents contemplated by the Merger Agreement and the Business Combination. In addition, such supporting Legacy Fast Radius stockholders agreed, in the event of an annual or special meeting of Legacy Fast Radius equityholders for purposes of approving the Business Combination, to (i) appear or cause their shares to be counted present for quorum purposes, (ii) vote in favor of or consent to the merger and any other matter included on the agenda for such meeting of Legacy Fast Radius’ stockholders relating to the Business Combination, (iii) vote (or execute an action by written consent with respect thereto) against any proposal that would reasonably be expected to impede the Business Combination and (iv) vote in favor of or consent to the Business Combination in any other circumstance so required for completion of the Business Combination. Each such supporting Legacy Fast Radius Stockholders also granted an irrevocable proxy to the then-Chief Executive Officer of the Company to act for and on such stockholder’s behalf, and in such stockholder’s name, place and stead, in the event that such stockholder fails to comply in any material respect with his, her or its obligations under the Company Support Agreement in a timely manner, to vote such stockholder’s shares and grant all written consents with respect thereto and to represent such stockholder in any stockholder meeting held for the purpose of voting on the transactions. Additionally, the supporting Legacy Fast Radius stockholders agreed to waive any appraisal rights (including under Section 262 of the DGCL) with respect to the merger and any rights to dissent with respect to the merger.
On December 31, 2021, the Company, Legacy Fast Radius and certain Legacy Fast Radius stockholders that are party to the Company Support Agreement executed a letter agreement, which amended the Company Support Agreement to, among other things, authorize certain transfers of Legacy Fast Radius common stock by the Legacy Fast Radius stockholders party thereto.
Registration Rights Agreement
Concurrently with the execution of the Merger Agreement, the Company, the Sponsor, GSAM, the Company’s independent directors and the supporting Legacy Fast Radius stockholders entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file a shelf registration statement with respect to the registrable securities thereunder within 30 days of the Closing. The Company is thereafter required to maintain a registration statement that is continuously effective and to cause the registration statement to regain effectiveness in the event that it ceases to be effective. At any time that the registration statement is effective, any holder signatory to the Registration Rights Agreement may request to sell all or a portion of its securities that are registrable in an underwritten offering pursuant to the registration statement. In addition, the holders have certain “piggyback” registration rights with respect to registrations initiated by the Company. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to the Registration Rights Agreement.
Pursuant to the Registration Rights Agreement, the Sponsor, the Company’s independent directors and certain of the supporting Legacy Fast Radius stockholders have, subject to limited exceptions, agreed to a lock-up
on their respective shares of the Company’s common stock (other than, among others exceptions, shares of the Company’s common stock purchased by the Sponsor, in its capacity as a PIPE investor, at closing) following the closing, pursuant to which such parties will not transfer shares of the Company’s common stock held by such parties for 180 days following the closing of the Business Combination. The Sponsor has also agreed to a lock-up
on its private placement warrants, pursuant to which the Sponsor will not transfer such warrants for 30 days following the Closing.
Founder Shares
On December 8, 2020, the Sponsor purchased 8,625,000 shares of the Company’s Class B Common Stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.003 per share. In January 2021, the Sponsor transferred 35,000 Founder Shares to each of Tracy McKibben, Kathryn E. Coffey, Richard Burke and David Lockwood, the Company’s independent directors prior to the Closing, in each case for approximately the same per-share
price initially paid by the Sponsor. On February 11, 2021, the Sponsor transferred on the Company’s behalf 345,000 Founder Shares to GSAM in consideration for GSAM’s entry into the Forward Purchase Agreement and the Private Placement Warrants. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the number of Founder Shares issued. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would, in the aggregate, represent 20% of the outstanding shares of common stock upon completion of the Company’s initial public offering.
The Founder Shares automatically converted into shares of the Company’s common stock at the closing of the Business Combination on a one-for-one
basis.
Private Placement Warrants
Simultaneously with the consummation of the Company’s initial public offering, we consummated two private placements of an aggregate of 6,266,667 private placement warrants to the Sponsor and GSAM at a price of $1.50 per private placement warrant, generating total proceeds of $9,400,000. Of the gross proceeds received from the Company’s initial public offering and the private placement warrants, $345,000,000 was placed into a trust account. If the Company would not have completed an initial business combination by February 11, 2023, the proceeds of the sale of the private placement warrants would have been used to fund the redemption of the Company’s common stock, subject to the requirements of applicable law, and the private placement warrants would have expired worthless.
Subscription Agreements
In connection with the execution of the Merger Agreement, the Company entered into a Subscription Agreement with the Sponsor, in its capacity as a PIPE investor, pursuant to which the Sponsor agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Sponsor, an aggregate of 1,000,000 shares of the Company’s common stock for a purchase price of $10.00 per share, or an aggregate of $10,000,000.
At the closing of the Business Combination and in accordance with the Subscription Agreement, the Company issued an aggregate of 1,000,000 shares of the Company’s common stock to the Sponsor which have not been registered under the Securities Act, and have been issued in reliance upon the exemption provided under Section 4(a)(2) of the Securities Act.

Forward Purchase Agreement
On January 24, 2021, the Company entered into a forward purchase agreement with GSAM, as amended by the first amendment to forward purchase agreement, dated as of January 31, 2021 (as amended, the “Forward Purchase Agreement”), pursuant to which GSAM committed to purchase an aggregate of up to 5,000,000 Forward Purchase Units for $10.00 per Forward Purchase Unit, or an aggregate maximum amount of $50,000,000, in a private placement to close simultaneously with the closing of the Business Combination.
Concurrently with the execution of the Merger Agreement, the Company, the Sponsor and GSAM entered into the Side Letter, pursuant to which GSAM irrevocably consented to purchase from the Company, and the Company agreed to issue and sell to GSAM, 2,500,000 Forward Purchase Units, each consisting of one forward purchase shares and one-quarter
of one forward purchase warrant, at a price of $10.00 per Forward Purchase Unit, or an aggregate of $25,000,000, in a private placement which was consummated concurrently with the consummation of the Business Combination. Each whole forward purchase warrant is exercisable to purchase one share of the Company’s common stock at an exercise price of $11.50 per share. The forward purchase shares are identical to the shares of the Company’s common stock included in the units sold in the Initial Public Offering, except the forward purchase shares and the forward purchase warrants will be subject to transfer restrictions and certain registration rights. The Forward Purchase Agreement included an obligation that GSAM would forfeit certain shares of the Company’s Class B common stock it acquired from the Sponsor in connection with the Initial Public Offering if, at the time GSAM provided or withheld its consent to the Company’s initial business combination, it owned a number of shares of the Company’s common stock less than the number of public shares it purchased at closing of the Initial Public Offering. Pursuant to the Side Letter, the Company and the Sponsor waived GSAM’s potential obligation to forfeit such shares of the Company’s Class B common stock in connection with the Business Combination.
Convertible Promissory Note
On July 30, 2021, the Company issued an unsecured promissory note in the principal amount of $1,500,000 (the “Note”) to an affiliate of the Sponsor, which does not bear interest and was repayable in full upon consummation of the Business Combination. Upon the consummation of the Business Combination, the holder of the Note (or a permitted assignee) has the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the Note into a number of working capital warrants equal to the principal amount of the Note so converted divided by $1.50. The terms of the working capital warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with Initial Public Offering. The Note is subject to customary events of default, the occurrence of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. The Note was issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. As of December 31, 2021, the Company had borrowed approximately $499,702 under the Note. The Note was repaid in full on February 4, 2022, in connection with the Business Combination.
Administrative Services Agreement
From February 9, 2021 until the Closing Date of the Business Combination, the Company paid to an affiliate of the Sponsor $10,000 per month for office space, utilities, administrative and support services provided to members of the Sponsor management team.
Legacy Fast Radius Related Agreements
Loans to
Co-Founders
On June 8, 2018, Legacy Fast Radius entered into a partial-recourse promissory note with its co-founder
and Chief Executive Officer, Lou Rassey. The note was entered into with Mr. Rassey in connection with his exercise of an option to purchase 4,663,635 shares of Legacy Fast Radius common stock at a purchase price of $0.28 per share. As of January 16, 2022, the outstanding balance of the loan was approximately $1,305,817.80. This promissory note was satisfied on January 16, 2022 by Mr. Rassey surrendering to Fast Radius 50,712 shares of Legacy Fast Radius common stock, which shares were subsequently cancelled upon surrender.
On June 8, 2018, Legacy Fast Radius entered into a partial-recourse promissory note with its co-founder
and Chief Operating Officer, Pat McCusker. The note was entered into with Mr. McCusker in connection with his exercise of an option to purchase 1,425,805 shares of Legacy Fast Radius common stock at a purchase price of $0.28 per share. As of January 16, 2022, the outstanding balance of the loan was approximately $277,955.40. This promissory note was satisfied on January 16, 2022 by Mr. McCusker surrendering to Fast Radius 10,795 shares of Legacy Fast Radius common stock, which shares were subsequently cancelled upon surrender.
On June 10, 2018, Legacy Fast Radius entered into a partial-recourse promissory note with its co-founder
and Chief Scientist, William King. The note was entered into with Dr. King in connection with his exercise of an option to purchase 697,213 shares of Legacy Fast Radius common stock at a purchase price of $0.28 per share. As of January 16, 2022, the outstanding balance of the loan was approximately $77,569.64. This promissory note was satisfied on January 16, 2022 by Mr. King surrendering to Legacy Fast Radius 3,013 shares of Legacy Fast Radius common stock, which shares were subsequently cancelled upon surrender.
On June 8, 2018, Legacy Fast Radius entered into a partial-recourse promissory note with its co-founder
and Chief Manufacturing Officer, John Nanry. The note was entered into with Mr. Nanry in connection with his exercise of an option to purchase 933,726 shares of Legacy Fast Radius common stock at a purchase price of $0.28 per share. As of January 16, 2022, the outstanding balance of the loan was approximately $219,813.28. This promissory note was satisfied on January 16, 2022 by Mr. Nanry surrendering to Legacy Fast Radius 8,537 shares of Legacy Fast Radius common stock, which shares were subsequently cancelled upon surrender.
Series B Preferred Stock Financing
From March 2019 through February 2020, Legacy Fast Radius issued an aggregate of 4,205,059 shares of Legacy Fast Radius Series B Preferred Stock for an aggregate purchase price of approximately $56.7 million. The following table summarizes purchases of shares of Legacy Fast Radius Series B Preferred Stock by related persons and their affiliated entities. None of Legacy Fast Radius’s executive officers purchased shares of Legacy Fast Radius Series B Preferred Stock:

Name	Shares of Series B Preferred Stock	Total Purchase Price
United Parcel Service General Services Co.(1)	2,609,438	$35,201,331.86
Drive Capital Fund II, L.P.(2)	391,538	$5,281,854.17
Drive Capital Fund II (TE), L.P.(2)	337,654	$4,554,955.51
Drive Capital Ignition Fund II(2)	12,097	$163,178.93
JCDP-4 LLC(3)	111,193	$1,499,993.57
Skydeck Holdings II LLC(4)	111,193	$1,499,993.57
Energize Ventures Fund LP(5)	444,773	$5,999,987.77

Total	4,017,886	$54,201,295.38

(1)
Michael Culloty was a member of the Legacy Fast Radius board of directors and is affiliated with United Parcel Service General Services Co. (“UPS”). On December 31, 2021, UPS held more than 5% of Legacy Fast Radius’s outstanding capital stock.

(2)
Nick Solaro was a member of the Legacy Fast Radius board of directors and is affiliated with Drive Capital Fund II, L.P., Drive Capital Fund II (TE), L.P. and Drive Capital Ignition Fund II (collectively, “Drive Capital”). On December 31, 2021, Drive Capital held more than 5% of Legacy Fast Radius’s outstanding capital stock.

(3)	On December 31, 2021, JCDP-4 LLC held more than 5% of Legacy Fast Radius’s outstanding capital stock.
(4)
Michael Polsky was a member of the Legacy Fast Radius board of directors and is affiliated with Skydeck Holdings II LLC (“Skydeck”) and Energize Ventures Fund LP (“Energize”). On December 31, 2021, Skydeck and Energize held more than 5% of Fast Radius’s outstanding capital stock.

(5)	On December 31, 2021, entities affiliated with Energize held more than 5% of Legacy Fast Radius’s outstanding capital stock.
In connection with the Series B Preferred Stock financing, Legacy Fast Radius also issued to UPS (i) on March 21, 2019, a warrant to purchase up to 713,491 shares of Legacy Fast Radius’ common stock and (ii) on February 2, 2020, a warrant to purchase up to 101,927 shares of Legacy Fast Radius’ common stock. The exercise price for both warrants issued to UPS is $0.0001 per share. These warrants were exercised in full on a cashless basis in connection with the Business Combination.
Convertible Notes
On March 12, 2021, Legacy Fast Radius entered into a note purchase agreement with Energize and certain other investors for convertible promissory notes (collectively, the “Legacy Notes”). Legacy Fast Radius received funding of $7.6 million on April 13, 2021 at closing. The Legacy Notes had an interest rate of six percent (6%), with all accrued interest due at maturity. Concurrent with the funding of the Legacy Notes, Legacy Fast Radius also issued 140,000 warrants to Energize to purchase shares of Legacy Fast Radius common stock, with an exercise price of $0.01. None of Legacy Fast Radius’s executive officers purchased such convertible promissory notes. The following table summarizes purchases in such convertible promissory notes by related persons and their affiliated entities:

Name	Aggregate Principal Amount
Energize Ventures Fund LP(1)	$1,000,000
Energize Growth Fund I LP(1)	4,750,000
EV FR SPV LLC(1)	1,750,000

Total	$7,500,000

(1)	On December 31, 2021, entities affiliated with Energize held more than 5% of Legacy Fast Radius’s outstanding capital stock.
The Legacy Notes were converted into shares of common stock of Legacy Fast Radius (“Legacy Fast Radius Common Stock”) immediately prior to the Business Combination.
On August 23, 2021, Legacy Fast Radius entered into a Note Purchase Agreement with Drive Capital for convertible promissory notes (collectively, the “Drive Notes”). Legacy Fast Radius received funding of $3.0 million on August 24, 2021. The Drive Notes had an interest rate of six percent (6%), with all accrued interest due at maturity. None of Legacy Fast Radius’s executive officers purchased such convertible promissory notes. The following table summarizes purchases in such convertible promissory notes by related persons and their affiliated entities:

Name	Aggregate Principal Amount
Drive Capital Fund II, L.P.(1)	$1,584,570
Drive Capital Fund II (TE), L.P.(1)	1,366,500
Drive Capital Ignition Fund II, L.P(1)	48,930

Total	$3,000,000

(1)	On December 31, 2021, entities affiliated with Drive Capital held more than 5% of Fast Radius’s outstanding capital stock.

The Drive Notes were converted into shares of Legacy Fast Radius Common Stock immediately prior to the Business Combination.
On October 26, 2021, Legacy Fast Radius entered into a Note Purchase Agreement with Energy Capital Partners, an affiliate of the Sponsor, for convertible promissory notes (collectively, the “ECP Notes”). Legacy Fast Radius received funding of $7.0 million on October 26, 2021. The ECP Notes had an interest rate of six percent (6%), with all accrued interest due at maturity. The ECP Notes were converted into shares of Legacy Fast Radius Common Stock immediately prior to the Business Combination. None of Legacy Fast Radius’s executive officers purchased such convertible promissory notes.
Voting Agreement
Prior to the Closing of the Business Combination, Legacy Fast Radius was a party to the Second Amended and Restated Voting Agreement, dated as of February 3, 2020, pursuant to which certain holders of its capital stock, including (i) entities affiliated with UPS, Drive Capital, and Energize, each of which held more than 5% of Fast Radius’ outstanding capital stock prior to the Closing and (ii) Lou Rassey and Pat McCusker, each of whom are executive officers of Fast Radius, agreed to vote their shares of capital stock on certain matters, including with respect to the election of directors. Nick Solaro, who is a director of Fast Radius, is affiliated with Drive Capital. This agreement terminated upon completion of the Business Combination.
Commercial, Vendor and Lease Agreements
Throughout Legacy Fast Radius’s history, Legacy Fast Radius has obtained equity funding from strategic partners that have affiliates with whom Legacy Fast Radius transacts on a commercial basis in the ordinary course of its business. These strategic partners include UPS. As such, Legacy Fast Radius has customers who have affiliates that were shareholders of Legacy Fast Radius and/or who designated members of the Legacy Fast Radius Board in accordance with the agreements entered into in connection with such equity funding arrangements. Legacy Fast Radius charges market rates for products and services, and the commercial arrangements with these customers were entered into on an arms-length basis.
Since Legacy Fast Radius’ inception, UPS has contributed significant amounts of capital in the form of equity and debt to Fast Radius. Fast Radius has the following agreements with UPS:

•
In 2016, Legacy Fast Radius entered into a commercial agreement with UPS (as amended, the “UPS Agreement”). Under the UPS Agreement, UPS agreed to exclusively promote Legacy Fast Radius in its sales and marketing efforts as UPS’s exclusive on-demand
manufacturing partner. In exchange for the services, Legacy Fast Radius agreed to compensate UPS in the form of equity royalties or a quarterly cash payment equal to six percent (6%) of Legacy Fast Radius’ gross revenues up to an aggregate cumulative maximum of approximately $7.6 million. Under the UPS Agreement, Legacy Fast Radius may not enter into any commercial agreement with certain competitors of UPS to the extent UPS offers similar competitive services of such competitors in a given country.

•
Legacy Fast Radius entered into a warehouse rental agreement with UPS in January 2015. Fast Radius leases space in a warehouse in Louisville, Kentucky that is used for printing equipment, supplies, packages, and shipping space. Legacy Fast Radius paid approximately $66,700 and $65,700 in lease payments to UPS for the years ended December 31, 2021 and 2020, respectively.

•
Legacy Fast Radius entered into a
sub-lease
agreement with UPS in August 2018. Legacy Fast Radius
sub-leases
office space from UPS in Singapore. Legacy Fast Radius paid approximately $7,300 and $6,700 in lease payments to UPS for the years ended December 31, 2021 and 2020, respectively.

•	Legacy Fast Radius entered into a shipping service agreement with UPS in 2016. Legacy Fast Radius receives pickup and delivery services in this arrangement. Legacy Fast Radius paid approximately

$1,148,236 and $449,876 in fees to UPS for shipping services for the years ended December 31, 2021 and 2020, respectively.

Item 14.	Principal Accountant Fees and Services.
For the Company’s fiscal year ended December 31, 2021, its independent accounting firm was Marcum LLP.
Fees for professional services provided by the Company’s independent registered public accounting firm include:

	Year Ended December 31,
	2021	2020
Audit Fees (1)	$159,330	$—
Audit-Related Fees (2)	58,000	—
Tax Fees (3)	7,725	—
All Other Fees (4)	—	—

Total	$225,055	$—

(1)
Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of Fast Radius’s year-end
consolidated financial statements, reviews of the quarterly consolidated financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)
Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end
consolidated financial statements and are not reported under “Audit Fees”. These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards, including permitted due diligence services related to a potential business combination or acquisition.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.
Pre-Approval
Policy
The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee shall review and, in its sole discretion, pre-approve
all audit and permitted
non-audit
services to be provided by the independent registered public accounting firm as provided under the Audit Committee charter.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements
	Consolidated Balance Sheets as of December 31, 2021, and December 31, 2020	F-3
	Consolidated Statements of Operations for the year ended December 31, 2021, and the period from October 29, 2020 (Inception) through December 31, 2020	F-4
	Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the year ended December 31, 2021, and the period from October 29, 2020 (Inception) through December 31, 2020	F-5
	Consolidated Statements of Cash Flows for the year ended December 31, 2021, and the period from October 29, 2020 (Inception) through December 31, 2020	F-7
	Notes to Consolidated Financial Statements	F-8

(2)	Financial Statement Schedules: All schedules have been attached because the required information is either not applicable or is included in the consolidated financial statements or notes thereto.
(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated as of July 18, 2021, by and among ECP Environmental Growth Opportunities Corp., ENNV Merger Sub, Inc. and Fast Radius, Inc. (included as Annex A to the Final Proxy Statement/Prospectus)	424(b)(3)	333-259335	2.1	January 13, 2022

2.2	Amendment to the Agreement and Plan of Merger, dated as of December 26, 2021, by and among ECP Environmental Growth Opportunities Corp., ENNV Merger Sub, Inc. and Fast Radius, Inc.	8-K	001-40032	2.1	December 27, 2021

2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of January 31, 2022, by and among ECP Environmental Growth Opportunities Corp., ENNV Merger Sub, Inc. and Fast Radius, Inc.	8-K	001-40032	2.1	February 2, 2022

3.1	Second Amended and Restated Certificate of Incorporation of Fast Radius, Inc.	8-K	001-40032	3.1	February 10, 2022

3.2	Amended and Restated Bylaws of Fast Radius, Inc.	8-K	001-40032	3.2	February 10, 2022

4.1	Specimen Common Stock Certificate	S-1/A	333-252172	4.2	January 28, 2021

4.2	Specimen Warrant Certificate	S-1/A	333-252172	4.3	January 28, 2021

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

4.3	Warrant Agreement, dated February 8, 2021, by and between ECP Environmental Growth Opportunities Corp. and American Transfer & Trust Company, LLC.	8-K	001-40032	4.1	February 12, 2021

4.4*	Description of Securities.

10.1	Form of Subscription Agreement.	8-K	001-40032	10.1	July 19, 2021

10.2	Securities Subscription Agreement, dated November 30, 2020, by and between the Company and Sponsor.	S-1	333-252172	10.4	January 15, 2021

10.3	Amended and Restated Registration Rights Agreement, dated as of July 18, 2021, by and among ECP Environmental Growth Opportunities Corp., ENNV Holdings, LLC, Goldman Sachs Asset Management, L.P and certain equityholders	8-K	001-40032	10.3	July 19, 2021

10.4	Company Support Agreement, dated July 18, 2021, by and among ECP Environmental Growth Opportunities Corp., ENNV Merger Sub., Inc., Fast Radius, Inc. and certain other parties thereto	8-K	001-40032	10.4	July 19, 2021

10.5	Sponsor Support Agreement, dated July 18, 2021, by and among ECP Environmental Growth Opportunities Corp., Fast Radius, Inc, the Sponsor and the Company’s officers and directors.	8-K	001-40032	10.5	July 19, 2021

10.6	Side Letter to Forward Purchase Agreement, dated as of July 18, 2021, by and among ECP Environmental Growth Opportunities Corp., ENNV Holdings, LLC and Goldman Sachs Asset Management, L.P.	8-K	001-40032	10.6	July 19, 2021

10.7	Side Letter to Forward Purchase Agreement, dated as of January 20, 2022, by and among ECP Environmental Growth Opportunities Corp., ENNV Holdings, LLC and Goldman Sachs Asset Management, L.P.	8-K	001-40032	10.1	January 21, 2022

10.8#	Form of Indemnification Agreement of Fast Radius, Inc.	S-4/A	333-259335	10.20	January 10, 2022

10.9#	2022 Equity Incentive Plan.	8-K	001-40032	10.9	February 10, 2022

10.10#	2022 Employee Stock Purchase Plan.	8-K	001-40032	10.9	February 10, 2022

10.11#	Amended and Restated Executive Employment Agreement, dated November 24, 2021, by and between Fast Radius, Inc. and Lou Rassey	S-4/A	333-259335	10.21	November 26, 2021

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

10.12#	Executive Employment Agreement, dated February 28, 2021, by and between Fast Radius, Inc. and Patrick McCusker	S-4	333-259335	10.22	September 3, 2021

10.13#	Amendment to Executive Employment Agreement, dated January 16, 2022, by and between Fast Radius, Inc. and Lou Rassey	8-K	001-40032	10.9	February 10, 2022

10.14#	Amendment to Executive Employment Agreement, dated January 16, 2022, by and between Fast Radius, Inc. and Patrick McCusker	8-K	001-40032	10.9	February 10, 2022

10.15	Letter Agreement, dated as of December 31, 2021, by and among ECP Environmental Growth Opportunities Corp., Fast Radius, Inc. and certain equityholders of Fast Radius, Inc. named therein.	S-4/A	333-259335	10.25	January 10, 2022

10.16†+	Amended and Restated Discount Agreement, dated as of March 21, 2019, by and between Fast Radius, Inc. and United Parcel Service General Services Co.	8-K	001-40032	10.9	February 10, 2022

10.17*	Loan and Security Agreement, dated as of September 10, 2021, by and between Fast Radius, Inc. and SVB Innovation Credit Fund VIII, L.P.

10.18*	Consent and First Amendment to Loan and Security Agreement, dated as of February 4, 2022, by and between Fast Radius, Inc. and SVB Innovation Credit Fund VIII, L.P.

10.19*	Second Amendment to Loan and Security Agreement, dated as of March 4, 2022, by and between Fast Radius, Inc. and SVB Innovation Credit Fund VIII, L.P.

10.20*	Loan and Security Agreement, dated as of December 29, 2020, by and between Fast Radius, Inc. and Silicon Valley Bank

10.21*	First Amendment to Loan and Security Agreement, dated as of March 12, 2021, by and between Fast Radius, Inc. and Silicon Valley Bank

10.22*#	Form of Notice of Grant and Restricted Stock Units Agreement under the Fast Radius, Inc. 2022 Equity Incentive Plan

21.1*	Subsidiaries of the Registrant

Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†
Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation
S-K
Item 601. The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

#	Indicates a management contract or compensatory plan, contract or arrangement.
+	Certain portions of this exhibit have been omitted pursuant to Regulation S-K, Item (601)(b)(10).
‡
This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 16.	Form 10K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized
.

FAST RADIUS, INC

Date: April 15, 2022	By:	/s/ Lou Rassey
Lou Rassey
Chief Executive Officer, Chairperson and Director (Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lou Rassey and Prithvi Gandhi and each or any one of them, his true and lawful attorney-in-fact
and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form
10-K,
and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact
and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact
and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form
10-K
has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lou Rassey Lou Rassey	Chief Executive Officer, Chairperson and Director ( Principal Executive Officer )	April 15, 2022

/s/ Prithvi Gandhi Prithvi Gandhi	Chief Financial Officer ( Principal Financial and Accounting Officer )	April 15, 2022

/s/ Matthew Flanigan Matthew Flanigan	Director	April 15, 2022

/s/ Steven Koch Steven Koch	Director	April 15, 2022

/s/ Matthew Maloney Matthew Maloney	Director	April 15, 2022

/s/ Tyler Reeder Tyler Reeder	Director	April 15, 2022

/s/ Nick Solaro Nick Solaro	Lead Independent Director	April 15, 2022

/s/ Elizabeth Ziegler Elizabeth Ziegler	Director	April 15, 2022

FAST RADIUS, INC. (f/k/a ECP ENVIRONMENTAL GROWTH OPPORTUNITY CORP.)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 688)	F-2
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2021, and December 31, 2020	F-3
Consolidated Statements of Operations for the year ended December 31, 2021, and the period from October 29, 2020 (Inception) through December 31, 2020	F-4
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the year ended December 31, 2021, and the period from October 29, 2020 (Inception) through December 31, 2020	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2021, and the period from October 29, 2020 (Inception) through December 31, 2020	F-7
Notes to Consolidated Financial Statements	F-8
The accompanying notes are an integral part of these consolidated financial statements

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Fast Radius, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Fast Radius, Inc. (f/k/a ECP Environmental Growth Opportunities Corp.) (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2021 and for the period from October 29, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from October 29, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, since inception, the Company has experienced recurring losses from operations and generated negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2020.
New York, NY
April
15
, 2022

Fast Radius, Inc. (f/k/a ECP Environmental Growth Opportunities Corp.)
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
Cash	$82,234	$24,980
Prepaid expenses	727,790	—

Total current assets	810,024	24,980
Deferred offering costs associated with the initial public offering	—	369,379
Marketable securities held in Trust Account	345,033,673	—
Prepaid expenses – non-current	77,523	—

Total assets	$345,921,220	$394,359

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$81,235	$100,187
Working capital loans	499,702	—
Franchise tax payable	178,937	—
Accrued expenses	3,409,293	269,192

Total current liabilities	4,169,167	369,379
Derivative warrant liabilities	10,497,866	—
Forward purchase agreement	175,000	—
Deferred underwriting commission	12,075,000	—

Total liabilities	26,917,033	369,379

Commitments and Contingencies (Note 5)
Class A common stock, $0.0001 par value, subject to possible redemption; 34,500,000 shares at $ 10.00 redemption value	345,000,000	—
Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized; -0- shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(25,996,676)	(20)

Total stockholders’ (deficit) equity	(25,995,813)	24,980

Total liabilities and stockholders’ (deficit) equity	$345,921,220	$394,359

The accompanying notes are an integral part of these consolidated financial statements

Fast Radius, Inc. (f/k/a ECP Environmental Growth Opportunities Corp.)
Consolidated Statements of Operations

	For The Year Ended December 31, 2021	For The Period From October 29, 2020 (Inception) Through December 31, 2020
General and administrative	$4,975,594	$20
Franchise tax expense	178,937	—

Loss from operations	(5,154,531)	(20)
Other Income (Expense)
Offering costs allocated to derivative warrant liabilities	(750,743)	—
Offering costs on Founder Shares issued to related party	(1,249,759)	—
Interest and dividends earned on marketable securities held in Trust Account	33,673	—
Change in fair value of derivative warrant liabilities	11,741,349	—
Change in fair value of forward purchase agreement	1,333,461	—

Net income (loss)	$5,953,450	$(20)

Weighted average shares outstanding of Class A redeemable common stock, basic and diluted	30,624,658	—

Basic and diluted net earnings per share of redeemable common stock, Class A	$0.15	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	8,498,630	7,500,000

Basic and diluted net earnings per share of non-redeemable common stock, Class B	$0.15	$0.00

The accompanying notes are an integral part of these consolidated financial statements

Fast Radius, Inc. (f/k/a ECP Environmental Growth Opportunities Corp.)
Consolidated Statement of Changes in Stockholders’ (Deficit) Equity
For the year ended December 31, 2021

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Class B
	Shares	Amount
Balance as of January 1, 2021	8,625,000	$863	$24,137	$ (20)	$24,980
Excess cash received over fair value of Private Placement Warrants	—	—	41,360	—	41,360
Remeasurement of Class A Common Stock to redemption value	—	—	(65,497)	(31,950,106)	(32,015,603)
Net incom e	—	—	—	5,953,450	5,953,450

Balance as of December 31, 2021	8,625,000	$863	$—	$(25,996,676)	$(25,995,813)

The accompanying notes are an integral part of these consolidated financial statements

Fast Radius, Inc. (f/k/a ECP Environmental Growth Opportunities Corp.)
Consolidated Statement of Changes in Stockholders’ Equity
For the Period from October 29, 2020 (Inception) through December 31, 2020

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class B
	Shares	Amount
Balance as of October 29, 2020 (Inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	(20)	(20)

Balance as of December 31, 2020	8,625,000	$863	$24,137	$ (20)	$24,980

The accompanying notes are an integral part of these consolidated financial statements

Fast Radius, Inc. (f/k/a ECP Environmental Growth Opportunities Corp.)
Consolidated Statements of Cash Flows

	For The Year Ended December 31, 2021	For The Period From October 29, 2020 (Inception) Through December 31, 2020
Cash Flows from Operating Activities:
Net Income (Loss)	$5,953,450	$(20)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities and forward purchase agreement	(13,074,810)	—
Interest and dividends earned on marketable securities held in Trust Account	(33,673)	—
Offering costs allocated to derivative warrant liabilities	750,743	—
Offering costs on Founder Shares issued to related party	1,249,759	—
General and administrative expenses paid by related party	11,775	—
Amortization of prepaid expenses	648,020	—
Changes in operating assets and liabilities
Prepaid expenses	(1,371,316)	—
Other assets	(77,523)	—
Accounts payable	81,236	—
Franchise tax payable	178,937	—
Accrued expenses	3,393,530	—

Net cash used in operating activities	(2,289,872)	(20)
Cash Flows from Investing Activities:
Investment of cash into Trust Account	(345,000,000)	—

Net cash used in investing activities	(345,000,000)	—
Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Repayment of Sponsor loan	(188,149)	—
Working capital loan from related party	499,702	—
Proceeds from Initial Public Offering, net of underwriters’ fees	338,100,000	—
Proceeds from Private Placement Warrants	9,400,000	—
Payment of other offering costs	(464,427)	—

Net cash provided by financing activities	347,347,126	25,000
Net increase in cash	57,254	24,980
Cash—beginning of period	24,980	—

Cash—end of period	$82,234	$24,980

Supplemental disclosure of noncash financing activities:
Deferred underwriting fees payable	$12,075,000	$—

Offering costs included in accounts payable	$—	$100,187

Offering costs included in accrued expenses	$15,763	$269,192

Offering costs paid through promissory note—related party	$176,374	$—

Deferred offering costs in accrued offering costs and accounts payable at December 31, 2020	$369,379	$—

The accompanying notes are an integral part of these consolidated financial statements

Fast Radius, Inc. (f/k/a ECP Environmental Growth Opportunities Corp.)
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
Note 1—Description of Organization and Business Operations
Fast Radius, Inc. (f/k/a ECP Environmental Growth Opportunities Corp.) (the “Company”) was formed as a Delaware corporation on
 October 29, 2020.
The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (“Business Combination”). ENNV Merger Sub, Inc. (“Merger Sub”) was a wholly owned subsidiary of the Company formed as a Delaware corporation on June 24, 2021.
As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company has selected December 31 as its fiscal year end.
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
Offering costs consist of legal, accounting, underwriting and other costs incurred through the consolidated balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering, offering costs totaling $19,627,069 were allocated between the carrying value of Class A common stock ($18,876,326) and other expenses ($750,743) based on the fair value of warrant liabilities relative to the Initial Public Offering proceeds recognized in temporary equity.
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
On July 18, 2021, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) by and among the Company, Merger Sub, and Fast Radius Operations, Inc., a Delaware corporation (f/k/a Fast Radius, Inc.) (“Legacy Fast Radius”), pursuant to which Merger Sub agreed to merge with and into

Legacy Fast Radius, with Legacy Fast Radius surviving such merger as a wholly owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). At the closing of the Merger (the “Closing”), the Company was renamed “Fast Radius, Inc.” The Business Combination was completed on February 4, 2022.
Subject to the terms of the Merger Agreement, the aggregate merger consideration with respect to all holders of Fast Radius securities outstanding immediately prior to the Closing, which will be issued in the form of shares or equity awards relating to shares of Class A common stock, will equal 75,000,000 shares of Class A common stock at a deemed value of $10.00 per share (the “Aggregate Merger Consideration”).
The Aggregate Merger Consideration was issued to holders of Legacy Fast Radius securities at the Closing in accordance with the Merger Agreement, except that the issuance to holders of Legacy Fast Radius capital stock and Vested RSUs (as defined in the Merger Agreement) of a portion of the Aggregate Merger Consideration in an amount equal to
10,000,000 shares of Class A common stock (the “Fast Radius Earn Out Shares”)
is
subject to the satisfaction of certain price targets set forth in the Merger Agreement during the five-year period following the Closing (the “Earn Out Period”), which price targets are
based upon (i) the daily volume-weighted average sale price of shares of Class A common stock quoted on The Nasdaq Capital Market (“NASDAQ”), or the exchange on which the shares of Class A common stock are then traded, for any 20 trading days within any 30 consecutive trading day period within the Earn Out Period or (ii) the per share consideration received in connection with the occurrence of certain change of control events of the combined company following Closing specified in the Merger Agreement (any such event, an “Acquiror Sale”). In the event of an Acquiror Sale in which the per share consideration received is less than a price target set forth in the Merger Agreement that has not previously occurred, the applicable provisions of the Merger Agreement will terminate and no Fast Radius Earn Out Shares will be issuable thereunder with respect to such price target in connection with or following completion of such Acquiror Sale. The Fast Radius Earn Out Shares will be issuable in two equal tranches of 5,000,000 shares of Class A common stock at the time that the Class A common stock reaches a value, as calculated above, of $15.00 and $20.00, respectively, and will be allocated among the applicable holders of Legacy Fast Radius capital stock and Vested RSUs on a pro rata basis in accordance with the Merger Agreement.
On December 26, 2021, the Company, Merger Sub and Legacy Fast Radius entered into an amendment to the Merger Agreement to, among other things, require the affirmative vote of holders of a majority of the shares of Class A common stock then outstanding, voting separately as a single class, for the approval of the Amendment Proposal (as defined in the Merger Agreement).
In connection with the Closing, the shares (the “Founder Shares”) of Class B common stock issued prior to the Company’s initial public offering that were held by the Sponsor, the Company’s independent directors at the time and GSAM automatically converted into shares of Class A common stock on a one-for-one basis (the “Converted Shares”).
10%
of the Converted Shares held by the Sponsor (the “Sponsor Earn Out Shares”) are subject to vesting upon the satisfaction of certain price targets set forth in the sponsor support agreement the Company entered into with the Sponsor and its independent directors concurrently with the execution of the Merger Agreement (the “Sponsor Support Agreement”) during the Earn Out Period, which price targets are based upon the (i) the daily volume-weighted average sale price of shares of Class A common stock quoted on NASDAQ, or the exchange on which the shares of Class A common stock are then traded, for any
20 trading days within any 30 consecutive trading day period within the Earn Out Period or (ii) the per share consideration received in connection with an Acquiror Sale. In the event of an Acquiror Sale in which the per share consideration received is less than a price target set forth in the above that has not previously occurred, the applicable provisions of the Sponsor Support Agreement will terminate and no Sponsor Earn Out Shares will be issuable thereunder with respect to such price target in connection with or following completion of such Acquiror Sale. The Sponsor Earn Out Shares will vest in two equal tranches of 407,000 shares of Class A common stock at the time that the Class A common stock reaches a value, as calculated above, of $15.00 and $20.00, respectively.
In connection with the execution of the Merger Agreement, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with certain investors, including the Sponsor

(collectively, the “PIPE Investors”), pursuant to which the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the PIPE Investors, an aggregate of 7,500,000 shares of Class A common stock (1,000,000 shares of which will be issued and sold to the Sponsor in its capacity as a PIPE Investor) for a purchase price of $10.00 per share, or an aggregate of $75,000,000, in a private placement (the “PIPE Investment”). The closing of the PIPE Investment occurred substantially concurrently with the consummation of the Business Combination. The shares of Class A common stock issued pursuant to the Subscription Agreements were not registered under the Securities Act and were issued in reliance upon the exemption provided under Section 4(a)(2) of the Securities Act.
On January 20, 2022, ECP Environmental Growth Opportunities Corp. (“ENNV”), ENNV Holdings, LLC (the “Sponsor”) and Goldman Sachs Asset Management, L.P., in its capacity as investment adviser on behalf of its clients (“GSAM”), entered into a side letter (the “Side Letter”) to that certain forward purchase agreement, dated as of January 24, 2021, by and among ENNV, Sponsor and GSAM, as amended by that certain First Amendment to Forward Purchase Agreement dated as of January 31, 2021, and that certain Letter Agreement, dated as of July 18, 2021 (as so amended, the “Forward Purchase Agreement”). As previously disclosed, pursuant to the Forward Purchase Agreement, GSAM irrevocably consented to purchase twenty-five million dollars ($25,000,000) of units (“Forward Purchase Units”), each consisting of one share of Class A common stock, par value $0.0001 per share, of ENNV (“Class A Common Stock”) and one-quarter of one redeemable warrant (“Forward Purchase Warrant”), each whole redeemable warrant of which is exercisable to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, in connection with the closing of ENNV’s previously announced Business Combination with Fast Radius, Inc. (the “Closing”). Pursuant to the Side Letter, if GSAM acquires any shares of Class A Common Stock (i) on or after the date of the Side Letter but prior to 4:00 p.m. New York City time on January 25, 2022 (the “Cutoff Time”) and does not exercise any right to redeem such shares in connection with ENNV’s redemption of Class A Common Stock in accordance with ENNV’s organizational documents in connection with the Closing (the “Redemption”) (and, if necessary to revoke any prior redemption elections made with respect to such shares, does so effectuate such revocation) or (ii) on or after the Cutoff Time but prior to February 1, 2022 and delivers evidence reasonably satisfactory to ENNV that (a) the stockholder from whom such shares were acquired had, prior to such acquisition, validly elected to redeem such shares in connection with the Redemption and (b) such stockholder or GSAM, as applicable, has, prior to Closing, validly revoked such election to redeem such shares in connection with the Redemption (such shares of Class A Common Stock described in clauses (i) and (ii), the “Eligible Shares”), and, in each case, does not transfer such Eligible Shares prior to the date of the Closing (the “Closing Date”), then such Eligible Shares shall be “Non-Redeemed Shares,” and the number of Forward Purchase Units GSAM is obligated to purchase under the Forward Purchase Agreement will be reduced by the number of Non-Redeemed Shares. Notwithstanding any such reduction in the number of Forward Purchase Units that GSAM is obligated to purchase under the Forward Purchase Agreement, upon consummation of the sale of such Forward Purchase Units, ENNV shall issue to GSAM a number of redeemable warrants, each of which is exercisable to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, which warrants shall have the same terms as ENNV’s private placement warrants (the “Additional Warrants”), such that GSAM shall receive 625,000 Forward Purchase Warrants and Additional Warrants in the aggregate. Pursuant to the merger agreement, dated as of July 18, 2021 and amended on December 26, 2021 (the “Merger Agreement”), Fast Radius is required to provide its consent in order for ENNV to take certain actions under the Merger Agreement, including but not limited to, making amendments to the Forward Purchase Agreement. Fast Radius has provided its consent under the Merger Agreement for ENNV to enter into the Side Letter.
On February 4, 2022, the Company completed its Business Combination with Legacy Fast Radius, resulting in Legacy Fast Radius surviving as a wholly owned subsidiary of the Company, and the Company being renamed “Fast Radius, Inc.” The underwriters of the ENNV IPO were entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate in connection with the Closing, irrespective of the amount of redemptions by the public stockholders. Approximately 91% of the Company’s outstanding shares were redeemed, as shareholders redeemed 31,512,573 Public Shares in connection with the Business Combination. As a result, approximately

$315.1 million was paid out of the Trust Account to shareholders in connection with these redemptions, leaving $29.9 million remaining in the Trust Account. As a result, the underwriters agreed to forfeit $7,046,415 of underwriting fees. The Company has since paid the underwriters
$1,257,146 of the remaining $5,028,585 of underwriting fees due upon the consummation of the Business
Combination and deferred the remaining $3,771,439 to a later date.
The Company’s management prior to the Business Combination had broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds were intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must have been with one or more operating businesses or assets that together had an aggregate fair market value equal to at least
80%
of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time the Company signed a definitive agreement in connection with the initial Business Combination. However, the Company could only complete a Business Combination if the post-transaction company owns or acquires
 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act. Upon the closing of the Initial Public Offering, an amount equal to at least $10.00 per Unit sold in the Initial Public Offering, including the proceeds of the Private Placement Warrants, wer
e held in a trust account (“Trust Account”) with the American Stock Transfer & Trust Company acting as trustee and invested in money market funds meeting certain conditions under
Rule 2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company provided its holders of the public shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination in connection with a stockholder meeting called to approve the Business Combination. The decision as to whether the Company would seek stockholder approval of a Business Combination was made by the Company, solely in its discretion. The Public Stockholders were entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($
10.00
per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Each Public Stockholder could elect to redeem their Public Shares irrespective of whether they vote for or against the transaction. If the holders of the Founder Shares prior to the Initial Public Offering (the “Initial Stockholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Business Combination.
The Company’s Sponsor, executive officers, directors and director nominees agreed not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem

% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their Class A common stock in conjunction with any such amendment.
If the Company was unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company would (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a
per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There would be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
In connection with the redemption of 100%
of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder would receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes (less up to
 $100,000 of interest to pay dissolution expenses).
The Initial Stockholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company failed to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company failed to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company did not complete a Business Combination within in the Combination Period and, in such event, such amounts would be included with the funds held in the Trust Account that would be available to fund the redemption of the Company’s Public Shares.
Going Concern Consideration
As of December 31, 2021, the Company had $82,234 of cash outside of the Trust Account and a working capital deficiency of $3,359,143.
On July 30, 2021, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $1,500,000 to an affiliate of the Sponsor, which may be drawn down by the Company from time to time upon written notice to the lender. The Note does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the holder of the Note (or a permitted assignee) shall have the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the Note into that number of warrants to purchase one share of Class A Common Stock, $0.0001 par value per share, of the Company (the “Working Capital Warrants”) equal to the principal amount of the Note so converted divided by $1.50. The terms of the Working Capital Warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company’s Initial Public Offering. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of December 31, 2021, the $499,702 drawn against the Note ha
d
not been converted to warrants.

The Note was repaid in full on February 4, 2022, in connection with the Business Combination.
Since inception, Legacy Fast Radius has generated recurring losses which have resulted in an accumulated deficit of $123 million as of December 31, 2021. The Company expects to incur additional losses in the future as they expect to continue to make substantial investments in its business, including in the expansion of its product portfolio and in its research and development, sales and marketing teams, in addition to incurring additional costs as a result of being a public company. The Company believes the cash it obtained from the Business Combination and the private placement that occurred substantially concurrently with the consummation of the Business Combination, are not sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of these financial statements.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that there is substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these consolidated financial statements were issued. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and cash flows, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Merger Sub, as of December 31, 2021. Merger Sub had no assets or liabilities as of December 31, 2021. All significant intercompany transactions and balances have been eliminated in consolidation.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $82,234 in cash and no cash equivalents, outside of the funds held in the Trust Account, as of December 31, 2021.
Derivative Financial Instruments
The Company accounts for the Warrants, Forward Purchase Agreement (as defined below), and Working Capital Loan conversion option (collectively, the “Instruments”) in accordance with the guidance contained in ASC
815-40
under which the Instruments do not meet the criteria for equity treatment and must be recorded as liabilities. The conversion feature within the Working Capital Loan gives the Sponsor an option to convert the loan to warrants of the Company’s Class A common stock. This bifurcated feature is assessed at the end of each reporting period to conclude whether additional liability should be recorded. The Instruments are subjected to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement
s
of operations. See Notes 5 and 6 for further discussion of the pertinent terms of the Warrants and Forward Purchase Agreement and Note 8 for further discussion of the methodology used to determine the value of the Warrants and Forward Purchase Agreements.
Marketable Securities Held in Trust Account
At December 31, 2021, the assets held in the Trust Account were invested in money market funds.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. For the year ended December 31, 2021, the Company recorded a remeasurement of

Class A common
stock to the redemption value in the amount of
$32,015,603.
The Class A common stock subject to possible redemption reflected in the consolidated balance sheet at December 31, 2021 is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(12,880,575)
Deferred underwriting fees	(12,075,000)
Other offering costs	(7,060,028)
Plus:
Total remeasurement of carrying value to redemption value	32,015,603

Class A common stock subject to possible redemption	$345,000,000

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation (FDIC) coverage of
$250,000. At December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Financial Instruments
Except for the Warrant and Forward Purchase Agreement Liabilities as described above, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (the “FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets.
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

As of December 31, 2021, the carrying values of cash, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of money market funds. The fair values of Forward Purchase Agreement and Private Placement Warrants have been estimated using the trading price of the Public Warrants. Public Warrants are valued based on quoted price in active markets. See Note 5 and 6 for further discussion of the pertinent terms of the Warrants and Forward Purchase Agreement and Note 8 for further discussion of the methodology used to determine the value of the Warrants and Forward Purchase Agreement.
Offering Costs
Offering costs consist of legal, accounting, underwriting and other costs incurred through the consolidated balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering in February 2021, the offering costs were allocated using the relative fair values of the company common stock and its Warrants. The costs allocated to Warrants were recognized in other expenses and those related to the Company’s common stock were charged to temporary equity.
Net Income Per Share of Common Stock
Net income per share of common stock is computed by dividing net income (loss) by the weighted average number of shares issued and outstanding during the period. The Company has not considered the effect of their Forward Purchase Agreement, warrants sold in the Initial Public Offering, private placement to purchase Class A common stock, and Working Capital Loan warrants in the calculation of diluted income per share, since the instruments are not dilutive.
At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted income per share is the same as basic income per share for the periods presented.
The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Founder Shares”). Earnings are shared pro rata between the two classes of shares as long as an Initial Business Combination is consummated. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
A reconciliation of the earnings per share is
below:

	For the Year Ended December 31, 2021	For The Period From October 29, 2020 (Inception) Through December 31, 2020
Numerator: Earnings allocable to Redeemable Class A Common Stock
Net Earnings allocable to Redeemable Class A Common Stock	$4,660,201	$—
Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A	30,624,658	—

Basic and diluted net earnings per share, Redeemable Class A	$0.15	$—

	For the Year Ended December 31, 2021	For The Period From October 29, 2020 (Inception) Through December 31, 2020
Non-Redeemable Class B Common Stock
Numerator: Net Income allocable to Non-Redeemable Net Earnings
Net Income allocable to Non-Redeemable Class B Common Stock	$1,293,249	$(20)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class B	8,498,630	7,500,000

Basic and diluted net earnings per share, Non-Redeemable Class B	$0.15	$0.00

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
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
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 3—Initial Public Offering
Pursuant to the Initial Public Offering, the Company sold
34,500,000
Units at a purchase price of $
10.00
per Unit, including
4,500,000
Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. Each Unit consists of one
share of Class A common stock and
one-quarter
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $
11.50
per share, subject to adjustment (see Note 6).
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
5-for-6
split of the
Founder Shares,

resulting
in an aggregate outstanding amount of 8,625,000 Founder Shares. All share and per-share
amounts have been restated to reflect the stock split, as reflected in the Company’s audited consolidated financial statements as of December 31, 2020. In January 2021, the Sponsor transferred 35,000 Founder Shares to each of Tracy McKibben, Kathryn E. Coffey, Richard Burke and David Lockwood, our independent director nominees, at their original issue price. Under the agreement, the recipients’ shares must be returned to the Sponsor if the recipients do
not become directors of the Company at the time of the Company’s Initial Public Offering, is removed from office as a director, or voluntarily resigns his position with the Company before a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company. The vesting condition under ASC Topic 718
Compensation—Stock Compensation
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

Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans” or “Note”). On July 30, 2021, the Company issued an unsecured promissory note in the principal amount of $1,500,000 to an affiliate of the Sponsor, which may be drawn down by the Company from time to time upon written notice to the lender. The Note does not bear interest and is repayable in full upon consummation of a Business Combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the holder of the Note (or a permitted assignee) shall have the option, but not the obligation, to convert all or a portion of the unpaid principal balance of the Note into that number of Working Capital Warrants equal to the principal amount of the Note so converted divided by

$
1.50
. The conversion option should be bifurcated and accounted for as a derivative in accordance with ASC

. However, the exercise price of the underlying warrants was greater than the warrant fair value as of December
31
,
2021
, and when the Note was drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert the Note to warrants is de minimis. As a result, the Company recorded zero
liability related to the conversion option.
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

As
of December 31, 2021, there was a balance of $499,702 under this loan.
Administrative Services Agreement
The Company entered into an Administrative Services Agreement pursuant to which the Company will pay an affiliate of our Sponsor a total of $10,000 per month, until the earlier of the completion of the initial Business Combination and the liquidation of the trust assets, for office space, utilities, administrative and support services. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, the Company expensed $107,143 in monthly administrative support services.
Promissory Note - Related Party
On January 26, 2021, the Company entered into a promissory note pursuant to which Energy Capital Partners Management, LP (“ECP”) agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The promissory note was repaid in full upon the Initial Public Offering.
ECP Holdings Note
On October 26, 2021, Energy Capital Partners Holdings, LP (“ECP Holdings”), an affiliate of the Sponsor, entered into a note purchase agreement with Legacy Fast Radius, pursuant to which ECP Holdings purchased a convertible promissory note (the “ECP Note”) in an aggregate principal amount of
$7.0 million from Fast Radius. The ECP Note matures on October 26, 2023 (the “Maturity Date”) and interest on the unpaid principal amount under the ECP Note accrues at a rate of six percent (6%) per annum. The aggregate principal amount of the ECP Note may not be paid prior to the maturity date without the written consent of ECP Holdings. Upon the occurrence and during the continuance of an event of default, ECP Holdings may declare all unpaid principal, together with any then unpaid and accrued interest and other amounts payable under the ECP Note, immediately due and payable.

If Fast Radius consummates any transaction or series of related transactions involving (i) the sale, lease, exclusive license, or other disposition of all or substantially all of its assets; (ii) any merger or consolidation of Fast Radius into or with another person or entity (other than a merger or consolidation effected exclusively to change its domicile), (iii) any other corporate reorganization, in which the stockholders of Fast Radius in their capacity as such immediately prior to such merger, consolidation or reorganization, own less than a majority of Fast Radius’ (or the surviving or successor entity’s) outstanding voting power immediately after such merger, consolidation or reorganization; or (iv) any sale or other transfer by the stockholders of Fast Radius of shares representing at least a majority of Fast Radius’ then-total outstanding combined voting power (such transaction or series of related transactions, an “Acquisition”) before (x) Fast Radius issues and sells preferred equity in a transaction or series of transactions for aggregate gross proceeds of at least $40.0 million (excluding all proceeds from the incurrence of indebtedness that is converted into such equity, or otherwise cancelled in consideration for the issuance of such equity) with the principal purpose of raising capital (a “Qualified Financing”) or (y) the repayment in full or conversion of the ECP Note, then ECP Holdings will be entitled to a cash payment equal to the greater of (A) two times the outstanding principal amount of the ECP Note plus all accrued and unpaid interest and (B) the amount that would be received in such Acquisition transaction if the outstanding principal amount of the ECP Note, plus all accrued and unpaid interest, were converted into Fast Radius common equity immediately prior to the closing of such Acquisition at the applicable conversion price.
If a Qualified Financing occurs on or before the Maturity Date, then the outstanding principal amount of the ECP Note, and all accrued and unpaid interest, will automatically convert into shares of Fast Radius preferred equity on the same terms as those issued in such Qualified Financing at the applicable conversion price. In the case of a business combination transaction between Fast Radius and any special purpose acquisition company (including, for the avoidance of doubt, the Business Combination) with the purpose of taking Fast Radius public without going through the traditional initial public offering process (a “SPAC Transaction”) that occurs prior to the consummation of a Qualified Financing or the Maturity Date, the outstanding principal amount of the ECP Note, together with all accrued and unpaid interest, shall be automatically converted into Fast Radius common stock immediately prior to the consummation of such SPAC Transaction at the applicable conversion price. If no Qualified Financing or SPAC Transaction occurs on or before the Maturity Date, then the outstanding principal amount of the ECP Note, and all accrued and unpaid interest, shall be convertible at the option of ECP Holdings into Fast Radius common stock at the applicable conversion price within 90 days after the Maturity Date. In addition, if, prior to the repayment in full or conversion of the ECP Note, Fast Radius consummates an equity financing that does not qualify as a Qualified Financing (a
“Non-Qualified
Financing”), the ECP Note will be convertible at the option of ECP Holdings into the type of equity sold in such financing at the applicable conversion price.

The conversion price under the ECP Note will determined as follows: (i) if a Qualified Financing,
Non-Qualified
Financing, SPAC Transaction or Acquisition, as applicable, is consummated prior to October 26, 2022, the conversion price will mean the price per share equal to 90% of the lowest price per share paid by the other purchasers of equity sold in such Qualified Financing,
Non-Qualified
Financing, SPAC Transaction or Acquisition, as applicable; (ii) if a Qualified Financing,
Non-Qualified
Financing, SPAC Transaction or Acquisition, as applicable, is consummated on or after October 26, 2022, and while the ECP Note remains outstanding, the conversion price will mean the price per share equal to 80% of the lowest price per share paid by the other purchasers of equity sold in such Qualified Financing,
Non-Qualified
Financing, SPAC Transaction or Acquisition, as applicable; or (iii) if the ECP Note is converted on or after (pursuant to a valid extension) the Maturity Date, and prior to any Qualified Financing,
Non-Qualified
Financing, SPAC Transaction or Acquisition, the conversion price will mean the lowest conversion price of Fast Radius’ Series B preferred stock as set forth in Fast Radius’ certificate of incorporation.

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
of th
e Initial Public Offering, the underwriters exercised the over-allotment option in full, purchasing 4,500,000 Units. The underwriters are entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.
Forward Purchase Agreement
On January 24, 2021, the
Company entered into a Forward Purchase Agreement with GSAM, in its capacity as investment adviser on behalf of the GSAM Client Accounts, as amended by the First Amendment to Forward Purchase Agreement, dated as of January 31, 2021 (as so amended, the “Forward Purchase Agreement”), pursuant to which the GSAM Client Accounts committed to purchase an aggregate of up to 5,000,000 forward purchase units (the “Forward Purchase Units”), consisting of one share of the Company’s Class A common stock (the “Forward Purchase Shares”) and one-quarter
of one warrant (the “Forward Purchase Warrants”), for $10.00 per Forward Purchase Unit, or an aggregate maximum amount of $50,000,000, in a private placement to close simultaneously with the closing of the Company’s initial Business Combination. Each whole Forward Purchase Warrant is exercisable to purchase one share of our Class A common stock at $11.50 per share. The Forward Purchase Warrants will have the same terms as the Public Warrants and the Forward Purchase Shares will be identical to the shares of Class A common stock included in the units sold in the Initial Public Offering, except the Forward Purchase Shares and the Forward Purchase Warrants will be subject to transfer restrictions and certain registration rights. The funds from the sale of the Forward Purchase Units may be used to fund the purchase price of the Business Combination or for the working capital needs of the post-transaction company. The Forward Purchase Agreement is independent of the percentage of stockholders electing to redeem their public shares and may provide the Company with an increased minimum funding level for the initial Business Combination. On February 11, 2021, the Sponsor transferred 345,000 Founder Shares to GSAM in connection with their commitments on the Forward Purchase Agreement and the Private Placement Warrants. The Company has recognized this transfer as a reduction of temporary equity in the amount of $1,508,461 during the year ended

December 31, 2021. The Founder Shares transferred were valued by reference to the fair values of the Class A common stock and the probability of the success of the Business Combination. Pursuant to the terms of the Forward Purchase Agreement, GSAM agreed to forfeit and return to the Sponsor (i) 172,500 Founder Shares if GSAM did not purchase at least 2,500,000 Forward Purchase Units pursuant to the Forward Purchase Agreement and (ii) 172,500 Founder Shares if, at the time GSAM provided or withheld its consent to the Company’s initial Business Combination, GSAM owned a number of shares of Class A common stock less than the number of public shares it purchased at closing of the Company’s Initial Public Offering. Founder Shares linked to the purchase of 2,500,000 Forward Purchase Units were expensed due to being linked to a liability classified instrument. Founder Shares related to GSAM holding and voting the shares until the initial Business Combination are linked to Units
(as described in Note 3 above) purchased in the Initial Public Offering and, as such, the associated costs were allocated between the Company’s common stock and Public Warrants contained in the Units based on the respective fair values. Costs allocated to the Company’s stock were deferred and recorded as a reduction to temporary equity, while the costs allocated to Public Warrants were expensed.
Concurrently with the execution of the Merger Agreement on July 18, 2021, the Company, the Sponsor and GSAM, in its capacity as investment adviser on behalf of the GSAM Client Accounts, entered into a side letter to the Forward Purchase Agreement, pursuant to which GSAM irrevocably consented to purchase from the Company, and the Company agreed to issue and sell to GSAM, 2,500,000 Forward Purchase Units at a price of $10.00 per Forward Purchase Unit, or an aggregate of $25,000,000, in a private placement to be consummated substantially concurrently with the consummation of the Business Combination. The Company and the Sponsor also waived GSAM’s potential obligation to forfeit shares of Class B common stock under the circumstances contemplated by the Forward Purchase Agreement in connection with the Closing.
On January 20, 2022, the Company, the Sponsor and GSAM entered into the Side Letter pursuant to which, if GSAM acquired any shares of Common Stock (i) on or after January 20, 2022 but prior to the Cutoff Time and did not exercise any right to redeem such shares in connection with the Redemption or (ii) on or after the Cutoff Time but prior to February 1, 2022 and delivered evidence reasonably satisfactory to ENNV that (a) the stockholder from whom such shares were acquired had, prior to such acquisition, validly elected to redeem such shares in connection with the Redemption and (b) such stockholder or GSAM, as applicable, had, prior to Closing, validly revoked such election to redeem such shares in connection with the Redemption, and, in each case, did not transfer such Eligible Shares prior to the Closing Date, then such Eligible Shares would be “Non-Redeemed Shares,” and the number of Forward Purchase Units GSAM was obligated to purchase under the Forward Purchase Agreement would be reduced by the number of Non-Redeemed Shares. Notwithstanding any such reduction in the number of Forward Purchase Units that GSAM was obligated to purchase under the Forward Purchase Agreement, upon the consummation of the sale of such Forward Purchase Units, ENNV issued to GSAM a number of redeemable warrants, each of which is exercisable to purchase one share of ENNV Class A common stock at an exercise price of $11.50 per share, which warrants had the same terms as ENNV’s Warrants, such that GSAM received 625,000 Forward Purchase Warrants and Additional Warrants in the aggregate.
On January 27, 2022, GSAM
delivered to ENNV a notice that it had acquired
2,375,000 Non-Redeemed Shares.
The Company issued 125,000 Forward Purchase Units concurrently with the Closing of the Business Combination on the Closing Date.
Note 6—Derivative Warrant Liabilities
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed that as soon as practicable, but in no event later than 20
business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60 th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3
(a)(9)
of the Securities Act or another exemption. Notwithstanding the above, if the shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18
(b)(1)
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
The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per common share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more th an 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under the caption “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable, or salable unt il 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable
and can be exercised on a cashless basis so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Stockholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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

•
if, and only if, the last reported sale price (the “closing price”) of shares of Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a
30
-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available throughout the
30
-day
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
Note 7—Stockholders’ Deficit
Preferred
Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2021, and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class
 A Common Stock
—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued and outstanding subject to possible redemption.
Class
 B Common Stock
—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On December 23, 2020, the Company effected a
6-for-5
reverse stock split with respect to the Class B common stock, resulting in the Sponsor holding an aggregate of 7,187,500 Founder Shares. On January 26, 2021, the Company effectuated a
5-for-6
split of the Founder Shares, resulting in an aggregate outstanding amount of 8,625,000 Founder Shares. On December 31, 2021, 8,625,000 shares of Class B common stock were issued and outstanding. All share and per-share
amounts have been restated to reflect the stock split, as reflected in the Company’s audited
consolidated financial statements as of December 31,
2020.

Only holders of Class B
common stock will have the right to vote on the election of directors and to remove directors prior to the initial Business Combination, and such rights may only be amended by a resolution passed by the holders of a majority of Class B common stock. On all other matters submitted to a vote of the Company’s stockholders, holders of the Class B common stock and holders of the Class A common stock will vote together as a single class, with each share of common stock entitling the holder to one vote, except as required by law or the applicable rules of the NASDAQ Capital Market (“NASDAQ”), then in effect. For so long as shares of Class B common stock remain outstanding, the Company may not amend, alter, or repeal any provision of its amended and restated certificate of incorporation in any manner that would alter or change the powers, preferences, or relative participating, o
p
tional or other special rights of the Class B common stock without the prior written consent of the holders of a majority of the shares of Class B common stock then outstanding.

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
Note 8—Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021 including the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Description	Level	Fair Value
December 31, 2021	Marketable securities	1	$345,033,673

The Warrants and Forward Purchase Agreement are accounted for as liabilities pursuant to ASC
815-40
and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants and Forward Purchase Agreement are recorded in the statements of operations each period.

The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Public Warrants	$6,080,185	$—	$—	$6,080,185
Private Placement Warrants	—	4,417,681	—	4,417,681
Forward Purchase Agreement	—	—	175,000	175,000

Total liabilities	$6,080,185	$4,417,681	$175,000	$10,672,866

On April 1, 2021, the Public Warrants surpassed the
52
-day
threshold waiting period to be publicly traded in accordance with the Prospectus filed February 10, 2021. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, as of December 31, 2021, the Company classified the Public Warrants as Level 1. The Private Warrants were valued based on the trading price of Public Warrants, which is considered to be a Level 2 fair value measurement. To estimate the value of the Private Placement Warrants, the
Company used the public trading price of the Public Warrants. This value was adjusted to reflect the value of the issuer call provision of the Public Warrants, as this right is not applicable to the Private Placement Warrants unless they are sold by the initial holders. At December 31, 2021, Forward Purchase Units were valued equal to the difference between the current public trading price and the purchase price, as the Forward Purchase Agreement requires the purchase of units for
$10
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

Outside of the transfer of the Forward Purchase Agreement from Level 2 to Level 3, there were no transfers between Levels 1, 2, and 3 during the year ended December 31, 2021.
The following table presents a summary of the changes in the fair value of the Derivative Liabilities:

	Public Warrant Liability	Private Warrant Liability	Forward purchase Agreement	Total
Fair value, February 11, 2021	$12,880,575	$9,358,640	$1,508,461	$23,747,676

Recognized gain on change in fair value	6,800,390	4,940,959	1,333,461	13,074,810

Fair value, December 31, 2021	$6,080,185	$4,417,681	$175,000	$10,672,866

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	At issuance	As of December 31, 2021
Exercise Price	$11.50	$11.50
Probability of merger closing	70.00%	90.00%
Valuation date price	$9.63	$10.00
Volatility	24.64%	12.66%
Expected time until merger (years)	1.50	0.25
Effective expected warrant term (years)	5.00	5.00
Risk-free rate	0.46%	0.06%

Note 9—Income Taxes
The Company’s taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation costs are generally considered start-up costs and are not currently deductible.
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 are as follows:

Deferred tax assets
Organization costs	$696,819
Net Operating Loss Carryforward	30,505

Total deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . ..	727,325
Valuation allowance . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(727,325)

Deferred tax asset, net of allowance	$—

As of December 31, 2021, the Company had $145,264 of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating losses can be carried forward indefinitely.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to the future realization of deferred tax assets and therefore established a full valuation allowance of $727,325 as of December 31,
2021.

The income tax provision (benefit) for the year ended December 31, 2021 consists of the following:

Deferred expense (benefit)
Federal . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$(727,325)
Valuation allowance . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$727,325

Total income expense (benefit)	—

Income taxes during the year ended December 31, 2021 differ from the expected U.S federal income tax rate of 21%
of pre-tax earnings from continuing operations due to the impact of nondeductible expenses and valuation allowances on deferred tax assets. The following permanent items impact the rate: changes in fair value of warrant liabilities, non-deductible transaction costs, post-LOI merger costs, offering costs allocated to derivate liabilities, and changes in fair value of forward purchasing agreement. Below is a reconciliation for the Company’s effective tax rate.

Effective Tax Rate Reconciliation	Rate
Pre-Tax Book Income	21.00%
Permanent Items
Change in FMV of warrant liabilities	(41.42)%
Non-deductible transaction costs	4.41%
Post-LOI merger costs	5.85%
Offering costs allocated to derivative liabilities	2.65%

Effective Tax Rate Reconciliation	Rate
Change in fair value of forward purchasing agreement	(4.70)%
Change in Valuation Allowance . . . . . . . . . . .	12.22%

Income Tax Expense / (Benefit) . . . . . . . . . . .	0.00%

The Company files income tax returns in the U.S. f
e
deral jurisdiction and Delaware which remain open and subject to examination.
Note 10—Subsequent events
The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date through the date the consolidated financial statements were issued. The Company did not identify any subsequent events that would have required adjustment to or disclosure in the consolidated financial statements, except for the disclosures relating to the Side Letter dated January 20, 2022 and the consummation of its Business Combination on February 4, 2022 as disclosed in Note 1 to the consolidated financial statements.

F-2
8