Form 10-Q
period 2022-03-31
Fast Radius, Inc.
filed 2022-05-12
CIK 1832351

eROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40032

Fast Radius, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-3692788
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
113 N. May Street Chicago, IL	60607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 787-1629

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	FSRD	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	FSRDW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 5, 2022, the registrant had 73,219,604 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fast Radius, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share information)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$57,360	$8,702
Accounts receivable, net of allowances for doubtful accounts of $850 and $930, respectively	7,249	7,015
Inventories	766	449
Prepaid production costs	695	987
Prepaid expenses and other current assets	10,506	4,422
Total current assets	76,576	21,575
Non-current assets:
Property and equipment, net	10,526	9,528
Other non-current assets	3,555	535
Total assets	$90,657	$31,638

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$3,764	$3,987
Accrued compensation	3,500	3,097
Accrued and other liabilities	16,495	11,610
Advances from customers	95	258
Accrued liabilities - related parties	2,888	2,513
Warrant liability	-	2,968
Current portion of term loans	18,463	13,266
Total current liabilities	45,205	37,699
Other long-term liabilities	48	396
Warrant liability	2,500	-
Term loans - net of current portion and debt issuance costs	10,458	16,776
Related party convertible notes and derivative liability	-	16,857
Total liabilities	58,211	71,728

Commitment and contingencies (Note 6)
Stockholders' equity (deficit)
Common stock, $0.0001 par value, authorized 350,000,000 shares; issued 73,041,156 and 39,656,951 shares as of March 31, 2022 and December 31, 2021, respectively	7	4
Additional paid-in capital	225,373	83,399
Accumulated Deficit	(192,934)	(123,493)
Total stockholders’ equity (deficit)	32,446	(40,090)

Total liabilities and stockholders' equity (deficit)	$90,657	$31,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fast Radius, Inc.

Condensed Consolidated Statements of Net Loss and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues	$6,262	$3,796
Cost of revenues	5,629	2,966
Gross Profit	633	830
Operating expenses
Sales and marketing	6,336	3,469
General and administrative	38,225	7,712
Research and development	3,332	1,146
Total operating expenses	47,893	12,327
Loss from Operations	(47,260)	(11,497)
Change in fair value of warrants	5,295	(1,253)
Change in fair value of derivatives	30	-
Interest income and other income (expense), net	(1)	9
Interest expense, including amortization of debt issuance costs	(2,664)	(45)
Loss before income taxes	(44,600)	(12,786)
Provision for income taxes	—	—
Net Loss	$(44,600)	$(12,786)
Net loss per share
Basic and Diluted	$(0.73)	$(0.33)

Weighted average shares outstanding:
Basic and Diluted	60,851,683	39,063,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fast Radius, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands)

	Convertible Preferred Equity	Amount	Common Stock	Amount	Treasury Stock	Amount	APIC	Accumulated Deficit	Total

Balance at January 1, 2021	16,023	$74,290	3,428	$-	(650)	$(221)	$3,724	$(55,388)	$(51,885)
Retroactive application of recapitalization	(16,023)	(74,290)	35,227	4	650	221	74,286	(221)	74,290
Adjusted balance at January 1, 2021	-	-	38,655	4	-	-	78,010	(55,609)	22,405
Net loss								(12,786)	(12,786)
Exercise of stock options and release of notes' recourse provision			1,002				9		9
Share-based compensation							254		254
Balance at March 31, 2021	—	$—	39,657	$4	—	$—	$78,273	$(68,395)	$9,882

Balance at January 1, 2022	16,023	$74,290	4,040	$-	(650)	$(221)	$9,113	$(123,272)	$(114,380)
Retroactive application of recapitalization	(16,023)	(74,290)	35,873	4	650	221	74,286	(221)	74,290
Adjusted balance at January 1, 2022	-	-	39,913	4	-	-	83,399	(123,493)	(40,090)
Net loss								(44,600)	(44,600)
Effect of Business Combination and recapitalization, net of redemptions and issuance costs			11,737	1			3,029		3,030
Issuance of common stock pursuant to PIPE investment			7,500	1			74,999		75,000
Issuance of common stock upon conversion of convertible notes			2,034	-			17,655		17,655
Exercise of stock options			441	-			63		63
Issuance of common stock for settlement of share-based awards			9,176	1			(1)		—
Exercise of Legacy Fast Radius warrants			2,240	-			1,020		1,020
Company vesting shares granted to Fast Radius shareholders							24,841	(24,841)	—
Share-based compensation							20,368		20,368
Balance at March 31, 2022	—	$—	73,041	$7	—	$—	$225,373	$(192,934)	$32,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fast Radius, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows lost in from operating activities
Net loss	$(44,600)	$(12,786)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	654	231
Amortization of deferred financing and convertible debt discount	2,051	26
Provision for doubtful accounts	(80)	130
Loss on disposal of assets	-	228
Stock-based compensation	20,368	254
Change in fair value of warrants	(5,295)	1,253
Change in fair value of derivative liability	(30)	-
Changes in operating assets and liabilities
Accounts Receivable	(154)	(399)
Inventories	(317)	(157)
Prepaid production costs	292	(379)
Prepaid expense and other current assets	(9,701)	(720)
Accounts payable	(265)	919
Accrued compensation and other liabilities	(2,873)	2,268
Advances from customers	(163)	-
Other non-current assets	(3,020)	39
Net cash used in operating activities	(43,133)	(9,093)
Cash flows from investing activities
Additions to property and equipment	(1,610)	(1,372)
Net cash used in investing activities	(1,610)	(1,372)
Cash flows from financing activities
Proceeds from exercise of stock options	63	9
Proceeds from term loan	-	703
Effect of merger, net of transaction costs paid	22,632	-
Issuance of PIPE shares	75,000	-
Repayment of term loans	(2,912)	(128)
Payment of deferred underwriting fees	(1,382)	-
Net cash generated from financing activities	93,401	584
Net increase (decrease) in cash	48,658	(9,881)
Cash, beginning of period	8,702	18,494
Cash, end of period	$57,360	$8,613

Supplemental disclosure of cash flow information
Capital expenditures not yet paid	$282	$327

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fast Radius, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Operations and Basis of Presentation

Fast Radius, Inc. (“Fast Radius” or the “Company”), f/k/a ECP Environmental Growth Opportunities Corp. (“ENNV”), was formed as a Delaware corporation on October 29, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (“Business Combination”). Fast Radius is a cloud manufacturing and digital supply chain company. The Fast Radius solution combines a proprietary software platform with physical infrastructure to enable accelerated product development and digital tools for product engineers.

Fast Radius is headquartered in Chicago, Illinois, with additional operating locations in Atlanta, Georgia; Louisville, Kentucky; and Singapore. Fast Radius’ operations in Louisville, Kentucky are located within the Worldport facility of United Parcel Service, Inc. (“UPS”), enabling parts to be produced and shipped late into the evening for overnight distribution around the world. Fast Radius has an operating subsidiary located in Singapore.

Fast Radius is organized as a single operating segment. Substantially all of the assets and operations of Fast Radius are located in the United States (“U.S.”).

Basis of Presentation

On July 18, 2021, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) by and among the Company, ENNV Merger Sub, Inc., a wholly owned subsidiary of ENNV (“Merger Sub”), and Fast Radius Operations, Inc. (f/k/a Fast Radius, Inc.) (“Legacy Fast Radius”), pursuant to which Merger Sub agreed to merge with and into Legacy Fast Radius, with Legacy Fast Radius surviving such merger as a wholly owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). At the closing of the Merger (the “Closing”), the Company was renamed “Fast Radius, Inc.” The Business Combination was completed on February 4, 2022 (“the Closing Date”).

The Merger was accounted for as a reverse recapitalization (the “Reverse Recapitalization”) in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Under this method of accounting, ENNV is treated as the “acquired” company and Legacy Fast Radius is treated as the acquirer for financial reporting purposes. The Reverse Recapitalization was treated as the equivalent of Legacy Fast Radius issuing stock for the net assets of ENNV, accompanied by a recapitalization. The net assets of ENNV are stated at historical cost, with no goodwill or other intangible assets recorded.

Legacy Fast Radius was determined to be the accounting acquirer based on the following predominant factors:

•
Legacy Fast Radius stockholders have the largest portion of voting rights in the Company;
•
Legacy Fast Radius stockholders have the ability to elect the majority of the directors to the Company’s board of directors (the "Board");
•
Legacy Fast Radius’ management comprise the management of the Company;
•
Legacy Fast Radius’ operations comprise the ongoing operations of the Company;
•
Legacy Fast Radius is the larger entity based on historical revenues and business operations; and
•
The Company assumed Legacy Fast Radius’ name.

The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Legacy Fast Radius. The shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated based on shares reflecting the exchange ratio established in the Business Combination. Activity within the Condensed Statements of Stockholders’ Equity for the issuance and repurchases of Legacy Fast Radius redeemable convertible preferred stock were also retroactively converted to Legacy Fast Radius common stock.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial reporting and Securities and Exchange Commission (the "SEC") regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ended December 31, 2022. A description of the Company’s significant accounting policies is included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021 included as Exhibit 99.1 to the Company’s Form 8-K/A filed with the SEC on March 30, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the Legacy Fast Radius December 31, 2021 audited consolidated financial statements and the accompanying notes.

The unaudited condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Going Concern Consideration

The accompanying consolidated financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has generated recurring losses which have resulted in an accumulated deficit of $192.9 million and $123.5 million as of March 31, 2022 and December 31, 2021, respectively, and expects to incur additional losses in the future. The Company is still in the growth stage of its business and expects to continue to make substantial investments in its business, including in the expansion of its product portfolio and research and development, sales and marketing teams, in addition to incurring additional costs as a result of being a public company. The Company believes the cash it obtained from the Business Combination and the private placement that occurred substantially concurrently with the consummation of the Business Combination (the “PIPE Investment”), as well as potential proceeds available under the purchase agreement with Lincoln Park Capital Fund, LLC as discussed in Note 14, are not sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of the issuance of these financial statements. As a result of the Company’s history of losses and negative cash flows from operations, and because its plans to obtain additional capital have not been completed at the time of the issuance of these consolidated financial statements, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The Company intends to seek additional capital to fund its operations and future growth; however, there can be no assurance that the Company will be able to obtain other debt or equity financing on terms acceptable to the Company, if at all. Failure to secure additional funding may require the Company to modify, delay, or abandon some of its planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on the Company’s business, operating results, financial condition, and ability to achieve its intended business objectives. The Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

COVID-19 Impact

In March 2020, the World Health Organization declared the outbreak of the new strain of the coronavirus (“COVID-19”) to be a pandemic. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal and state governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes, and closure of non-essential businesses. To protect the health and well-being of its employees, suppliers, and customers, the Company previously made substantial modifications to employee travel policies, implemented office closures as employees were advised to work from home, and cancelled or shifted its conferences and other events to virtual-only. The COVID-19 pandemic has impacted and may continue to impact the Company’s business operations, including its employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of the pandemic’s continued effects over time. In particular, the COVID-19 virus continues to surge in various parts of the world, including China, and such surges have impacts on the Company’s suppliers and may cause supply chain issues, parts shortages and delayed shipping times. COVID-19 and other similar outbreaks, epidemics or pandemics could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and prospects as a result of any of the risks described above and other risks that the Company is not able to predict.

Note 2. Summary of Significant Accounting Policies

Use of Estimates in Condensed Consolidated Financial Statements

The preparation of the consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the periods presented. The Company’s most significant estimates and judgements involve valuation of the Company’s debt and equity securities, including assumptions made in the fair value of warrants, derivatives, and stock-based compensation; the useful lives of fixed assets; and allowances for doubtful accounts. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if these results differ from historical experience or other assumptions prove not to be substantially accurate, even if such assumptions are reasonable when made.

Other than the below, there have been no material changes to the Company's significant accounting policies from its audited consolidated financial statements included as Exhibit 99.1 to the Company’s Form 8-K/A filed with the SEC on March 30, 2022.

Redeemable Convertible Preferred Stock

Prior to the Business Combination, Legacy Fast Radius' Series Seed, Seed-1, A-1, A-2, A-3, and B Convertible Preferred Stock (collectively the “Preferred Stock”) were classified in temporary equity as they contained terms that could force Legacy Fast Radius to redeem the shares for cash or other assets upon the occurrence of an event not solely within Legacy Fast Radius' control. Legacy Fast Radius adjusted the carrying values of the Preferred Stock each reporting period to the redemption value inclusive of any declared and unpaid dividends.

All Preferred Stock previously classified as temporary equity was retroactively adjusted and reclassified to permanent equity as a result of the Business Combination. As a result of the Business Combination, each share of Preferred Stock that was then issued and outstanding was automatically converted into Legacy Fast Radius common stock, such that each converted share of Preferred Stock was no longer outstanding and ceased to exist. Each share of Legacy Fast Radius common stock, including the Legacy Fast Radius common stock issued upon conversion of Legacy Fast Radius Preferred Stock, was converted into and exchanged for 2.056 (the “Exchange Ratio”) shares of the Company’s common stock. The Exchange Ratio was established pursuant to the terms of the Merger Agreement.

Warrants

At March 31, 2022, there were 15,516,639 warrants to purchase shares of common stock of the Company ("Common Stock"), consisting of 8,624,972 public warrants (the “Public Warrants”) and 6,891,667 private warrants held by the ENNV initial stockholders (the “Private Placement Warrants” and collectively with the Public Warrants, the “Warrants”). Each Warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share. The Warrants expire on February 4, 2027, or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants underlying the units sold in the Company's initial public offering, except that the Private Placement Warrants and the shares of Common Stock issuable upon exercise of the Private Placement Warrants were not transferable, assignable, or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are non-redeemable and can be exercised on a cashless basis so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial stockholders of ENNV or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may redeem the Public Warrants when the price per share of Common Stock equals or exceeds $18.00:

• In whole and not in part;

• At a price of $0.01 per Warrant;

• Upon not less than 30 days’ prior written notice of redemption;

• If, and only if, the reported last sale price of the shares of Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

• if, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying the warrants.

The Company may redeem the Public Warrants when the price per share of Common Stock equals or exceeds $10.00:

• In whole and not in part;

• Upon not less than 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Common Stock to be determined by reference to an agreed table based on the redemption date and the “fair market value” of shares of Common Stock;

• If, and only if, the reported last sale price of the shares of Common Stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) on the trading day prior to the date on which of redemption is sent to the warrant holders; and

• if, and only if, the Private Placement Warrants are also concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant must be recorded as a liability.

Note 3. Business Combination

As discussed in Note 1, on February 4, 2022, the Company completed the Business Combination with Legacy Fast Radius through the Merger, with Legacy Fast Radius surviving the Merger as a wholly-owned subsidiary of the Company. Upon the consummation of the Business Combination, each share of Legacy Fast Radius common stock issued and outstanding was canceled and converted into the right to receive 2.056 shares of Common Stock.

Upon the closing of the Business Combination, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 351,000,000 shares, of which 350,000,000 shares were designated Common Stock, $0.0001 par value per share, and 1,000,000 shares designated preferred stock, $0.0001 par value per share.

Each option to purchase Legacy Fast Radius common stock that was outstanding immediately prior to the Business Combination, whether vested or unvested, was converted into an option to purchase a number of shares of Common Stock equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Legacy Fast Radius common stock subject to such Legacy Fast Radius option and (ii) approximately 2.3, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such Legacy Fast Radius option, divided by (B) approximately 2.3.

Each unvested restricted stock unit awarded by Legacy Fast Radius that was outstanding immediately prior to the Business Combination was converted into an award of restricted stock units to acquire a number shares of Common Stock equal to the product (rounded down to the nearest whole number) of (1) the number of shares of Legacy Fast Radius common stock subject to the Legacy Fast Radius restricted stock unit award and (2) approximately 2.3.

The aggregate merger consideration also included an amount equal to 10,000,000 shares of common stock (the “Merger Earn Out Shares”) which are subject to the satisfaction of certain price targets set forth in the Merger Agreement during the earn out period, which price targets are based upon (i) the daily volume-weighted average sale price of shares of Common Stock quoted on NASDAQ, or the exchange on which the shares of Common Stock are then traded, for any 20 trading days within any 30 consecutive trading day period within the earn out period or (ii) the per share consideration received in connection with the occurrence of certain change of control events of the Company specified in the Merger Agreement (any such event, an “Acquiror Sale”). The Merger Earn Out Shares will be issuable in two equal tranches of 5,000,000 shares of Common Stock at the time that the Common Stock reaches a value, as calculated above, of $15.00 and $20.00, respectively.

Furthermore, the Merger Agreement provides that 10% of the shares of Common Stock held by ENNV Holdings, LLC (the "Sponsor" and such shares, the “Sponsor Earn Out Shares”) are subject to vesting upon the satisfaction of certain price targets set forth in the Sponsor Support Agreement during the earn out period, which price targets will be based upon (i) the daily volume-weighted average sale price of shares of Common Stock quoted on NASDAQ, or the exchange on which the shares of Common Stock are then traded, for any 20 trading days within any 30 consecutive trading day period within the earn out period or (ii) the per share consideration received in connection with an Acquiror Sale. The Sponsor Earn Out Shares will vest in two equal tranches of 407,000 shares of Common Stock at the time that the Common Stock reaches a value, as calculated above, of $15.00 and $20.00, respectively.

If, during the earn out period, there is an Acquiror Sale that will result in the holders of Common Stock receiving a per share price (based on the value of the cash, securities or in-kind consideration being delivered in respect of such Common Stock, as determined in good faith by the Board) equal to or in excess of the applicable stock price level set forth above, then immediately prior to the consummation of such Acquiror Sale, the Legacy Fast Radius equity holders entitled to Merger Earn Out Shares and the Sponsor Earnout Shares shall be eligible to participate in such Acquiror Sale. If, during the earn out period, there is an Acquiror Sale that will result in the holders of Common Stock receiving a per share price (based on the value of the cash, securities or in-kind consideration being delivered in respect of such common stock, as determined in good faith by the Board) that is less than the applicable stock price level set forth above, then no Merger Earn Out Shares shall be issuable and no Sponsor Earn Out Shares shall become vested in connection with or following completion of such Acquiror Sale. In the event of an Acquiror Sale, including where the consideration payable is other than a specified price per share, for purposes of determining whether the applicable stock price levels set forth above have been achieved, the price paid per share of Common Stock will be calculated on a basis that takes into account the number of Sponsor Earn Out Shares that will vest and the number of Merger Earn Out Shares that will vest (i.e., the ultimate price per share payable to all holders of Common Stock will be the same price per share used to calculate the number of Sponsor Earn Out Shares and Merger Earn Out Shares that vest). The Sponsor will have all of the rights of a holder of Common Stock with respect to the unvested Sponsor Earn Out Shares, except that the Sponsor will not be entitled to consideration in connection with any sale or other transaction and the Sponsor Earn Out Shares cannot be sold, redeemed, assigned, pledged, hypothecated, encumbered or otherwise disposed of prior to vesting.

As the Merger Earn Out Shares and Sponsor Earn Out Shares are not puttable by the holders thereof, the underlying shares are not redeemable outside of the Company’s control, and the Merger Earn Out Shares and Sponsor Earn Out Shares are settled through the issuance (in the case of the Merger Earn Out Shares) or through the vesting (in the case of the Sponsor Earn Out Shares) a fixed number of shares, the Merger Earn Out Shares and Sponsor Earn Out Shares are not a liability within the scope of ASC 480, Distinguishing Liabilities from Equity. Further, although the Merger Earn Out Shares and Sponsor Earn Out Shares meet the definition of a derivative, they qualify for the equity-scope exception to derivative accounting because they meet the criteria for equity indexation and equity classification under ASC 815-40, Contracts in Entity’s Own Equity. Note that if an Acquiror Sale occurs as a result of a cash offer, the calculation of the share price used to determine if the applicable stock price level set forth above has been achieved would include the Merger Earn Out Shares and Sponsor Earn Out Shares. Lastly, the Merger Earn Out Shares and Sponsor Earn Out Shares are indexed to the Company’s own stock, as there are no other events that would accelerate the vesting of such shares other than the share price being in excess of the applicable stock price levels set forth above or an Acquiror Sale.

The Merger Earn Out Shares are reflected in the condensed consolidated financial statements similar to a dividend since this arrangement was entered into with all the common shareholders of Legacy Fast Radius, which is considered the acquirer for accounting purposes.

In connection with the execution of the Merger Agreement, the Company entered into separate subscription agreements (the “Subscription Agreements”) with certain investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers, an aggregate of 7,500,000 shares of Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $75 million in the PIPE investment. The PIPE investment closed concurrently with the closing of the Business Combination.

Upon the closing of the Business Combination, ENNV had outstanding 8,624,972 Public Warrants and 6,891,667 Private Warrants which were listed on the Nasdaq Capital Market under the symbol “ENNVW.” Upon the closing of the Business Combination, they became listed on the Nasdaq Global Select Market under the symbol “FSRDW.” The Warrants remain subject to the same terms and conditions as prior to the Business Combination.

Also immediately prior to the closing of the Business Combination, the Legacy Fast Radius convertible notes (the “Convertible Notes”) and Legacy Fast Radius warrants (the "Legacy Fast Radius Warrants") were converted into common shares of Legacy Fast Radius in accordance with their contractual terms. Upon completion of the Business Combination, the outstanding principal and unpaid accrued interest due on the Legacy Fast Radius Convertible Notes were converted into an aggregate of 2.0 million shares of Common Stock, and the converted notes were no longer outstanding, and ceased to exist. Upon completion of the Business Combination, the Legacy Fast Radius Warrants were converted into 2.2 million shares of Common Stock.

Upon consummation of the Business Combination and the closing of the PIPE, the most significant change in Legacy Fast Radius’ financial position and results of operations was a total net increase in cash and cash equivalents of approximately $73 million, which reflected the gross proceeds received less repayments of certain indebtedness, transaction costs and other related fees and expenses such as directors & officers' insurance and certain assumed liabilities from ENNV.

The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, ENNV was treated as the “acquired” company for financial reporting purposes. See Note 1 for further details. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Fast Radius issuing stock for the net assets of ENNV, accompanied by a recapitalization. The net assets of ENNV are stated at historical cost, with no goodwill or other intangible assets recorded.

The following table reconciles the elements of the Business Combination to the unaudited condensed consolidated statements of stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2022:

(in thousands)
Cash - ENNV trust and cash, net of redemptions	$30,844
Cash - PIPE financing	75,000
Non-cash Convertible Note conversion	17,655
Non-cash Legacy Fast Radius warrant conversion	1,020
Liabilities paid on behalf of or assumed from ENNV	(10,361)
Fair value of assumed common stock warrants	(5,847)
Transaction costs recorded in equity	(11,606)
Net impact on total stockholders’ equity	96,705
Transaction costs not yet paid or paid in the prior year	6,565
Non-cash Convertible Note conversion	(17,655)
Non-cash Legacy Fast Radius warrant conversion	(1,020)
Liabilities paid on behalf of ENNV and classified as operating cash flows or assumed from ENNV and not yet paid	5,808
Non-cash fair value of assumed common stock warrants	5,847
Net impact on net cash provided by financing activities	$96,250

Note 4. Supplemental Financial Information

Allowance for Doubtful Accounts

The following table summarizes activity in the allowance for doubtful accounts for the three months ended:

(in thousands)	March 31, 2022	March 31, 2021
Balance at beginning of period	$(930)	$(405)
Uncollectible accounts (charged) credited to expense	80	(130)
Balance at end of period	$(850)	$(535)

Inventories

(in thousands)	March 31, 2022	December 31, 2021
Raw materials	$592	$433
Work-in-process	174	16
Finished Goods	—	—
Total Inventories	$766	$449

Property and Equipment, Net

(in thousands)	March 31, 2022	December 31, 2021
Advanced manufacturing machinery & quality equipment	$5,740	$5,705
Software	3,709	2,912
Computer & office hardware	1,226	1,149
Furniture and fixtures	136	39
Leasehold improvements	3,400	3,048
Construction in-progress	293	-
Total property, plant and equipment	14,504	12,853
Accumulated depreciation and amortization	(3,978)	(3,325)
Property, plant and equipment (net)	$10,526	$9,528

Accrued and Other Liabilities

Accrued and other liabilities as of March 31, 2022 and December 31, 2021 included costs associated with the Business Combination of approximately $13.5 million and $6.3 million, respectively.

Significant Customers and Concentration of Credit Risks

The Company is subject to credit risk primarily through its accounts receivable. Credit is generally extended to customers based on a credit review. The credit review considers each customer’s financial condition, including the customer’s established credit rating or the Company’s assessment of the customer’s creditworthiness based on their financial statements absent a credit rating, local industry practices, and business strategy. A credit limit and terms are established for each customer based on the outcome of this review. The Company performs on-going credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management’s expectations. The Company generally does not require collateral. The Company regularly evaluates the credit risk of its customers.

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable. For the three months ended March 31, 2022 and 2021, no single customer accounted for more than 10% of the Company's revenue. As of March 31, 2022 and December 31, 2021, no single customer accounted for more than 10% of the Company's accounts receivable.

Note 5. Debt

The following is a summary of short- and long-term debt:

(in thousands)	March 31, 2022	December 31, 2021
2020 MFS Loan	$296	$314
Manufacturers Capital Promissory Notes	907	968
Related Party - Energize Convertible Debt	-	7,600
2020 SVB Loan	9,392	10,225
2021 SVB Loan	20,868	20,800
Related Party - Drive Capital Convertible Debt	-	3,000
Related Party - ECP Holdings Convertible Debt	-	7,000
Total Outstanding Principal	31,463	49,907
Less: Discounts and deferred financing fees	(2,542)	(7,403)
Total Outstanding Debt	28,921	42,504
Fair Value of Derivatives	-	4,395
Total Debt and Derivative Liabilities	$28,921	$46,899

The following is the summary of future principal repayments of debt:

(in thousands)	March 31, 2022
Remainder of 2022	$12,147
2023	15,160
2024	3,949
2025	207
Total	$31,463

2021 SVB Loan

On February 4, 2022, the 2021 Silicon Valley Bank (“SVB”) Loan was amended to extend the maturity date from the Closing Date to April 3, 2023 and required payment of $2.0 million of the $20.0 million outstanding principal balance upon consummation of the Business Combination. This amendment also added the original $0.8 million fee due at the Closing Date to the amended loan’s outstanding principal balance, deferring its repayment until maturity. In exchange for the extension of the loan, Fast Radius will pay an additional fee of $2.1 million due at maturity. The Company will make six interest-only payments beginning March 1, 2022 and will begin paying $2.4 million in principal beginning September 1, 2022. The interest rate on the term loan is the prime rate + 6.0%.

Related Party Convertible Notes – Energize Ventures Fund

On March 12, 2021, Legacy Fast Radius entered into a note purchase agreement with Energize Ventures Fund LP, Energize Growth Fund I LP, EV FR SPV and Ironspring Venture Fund I-FR, LP, all of which were existing stockholders or affiliates of existing shareholders of Legacy Fast Radius, for convertible promissory notes (collectively the “Related Party Convertible Notes I”). Legacy

Fast Radius received the principal of $7.6 million on April 13, 2021 at closing. The Related Party Convertible Notes had a stated interest rate of 6%, with all accrued interest and principal due at maturity, which was scheduled to be April 13, 2023. Further, warrants to purchase a maximum of 140,000 shares with an exercise price of $0.01 were issued in conjunction with the closing of the Related Party Convertible Notes I. The warrants were determined to be equity classified and were recorded as a discount to the Related Party Convertible Notes I. The Related Party Convertible Notes I contained a share settlement redemption feature that qualified as a derivative liability and required bifurcation. The derivative had a fair value of $2.5 million as of December 31, 2021 and was recorded in Related party convertible notes and derivative liability on the condensed consolidated balance sheet. For the three months ended March 31, 2022, the Company recognized a mark to market gain associated with the derivative of $47 thousand.

The following provides a summary of the interest expense of the Company’s Related Party Convertible Notes I and Related Party Derivative Liability with Energize Ventures:

(in thousands)	Three Months Ended March 31, 2022

Contractual interest expense	44
Amortization of deferred financing costs and convertible debt discount	184
Total Interest Expense	228
Effective interest rate	58.3%

The following provides a summary of the convertible notes and derivatives:

As of
(in thousands)	December 31, 2021
Unamortized deferred issuance costs, derivative, and warrants	$3,534
Net carrying amount of convertible note	4,066
Principal value of convertible note	$7,600
Fair value of convertible note and derivative liability	$9,936
Fair value of convertible note excluding derivative liability	$7,446
Fair value Level	Level 3

For further information on fair value measurements, refer to Note 12.

Related Party Convertible Notes – Drive Capital Fund

On August 23, 2021, Legacy Fast Radius entered into a Note Purchase Agreement with Drive Capital Fund II LP and Drive Capital Ignition Fund II LP (existing stockholders of Legacy Fast Radius) for convertible promissory notes (collectively the “Related Party Convertible Notes II”). Legacy Fast Radius received funding of $3.0 million on August 24, 2021 at closing. The Notes had a stated interest rate of 6%, with all accrued interest and principal due at maturity, which was scheduled to be August 23, 2023. These Related Party Convertible Notes II contained a share settlement redemption feature that qualified as a derivative liability and required bifurcation. The derivative had a fair value of $0.6 million as of December 31, 2021 and was recorded in Related party convertible notes and derivative liability on the consolidated balance sheet. For the three months ended March 31, 2022, the Company recognized a mark to market loss associated with the derivative of $5 thousand.

The following provides a summary of interest expense on the Company’s Related Party Convertible Notes II and Related Party Derivative Liability with Drive Capital:

Three Months Ended March 31,
(in thousands)	2022
Contractual interest expense	17
Amortization of deferred financing costs and convertible debt discount	24
Total Interest Expense	41
Effective interest rate	17.1%

The following provides a summary of the convertible notes and derivatives:

As of
(in thousands)	December 31, 2021
Unamortized deferred issuance costs, derivative, and warrants	$474
Net carrying amount of convertible note	2,526
Principal value of convertible note	$3,000
Fair value of convertible note and derivative liability	$3,390
Fair value of convertible note excluding derivative liability	$2,830
Fair value Level	Level 3

Related Party Convertible Notes – Energy Capital Partners Holdings

On October 26, 2021, Legacy Fast Radius entered into a Note Purchase Agreement with Energy Capital Partners Holdings, LP for convertible promissory notes (collectively the “Related Party Convertible Notes III”). Legacy Fast Radius received funding of $7.0 million on October 26, 2021 at closing. The Notes had a stated interest rate of 6%, with all accrued interest and principal due at maturity, which was scheduled to be October 26, 2023. These Related Party Convertible Notes III contained a share settlement redemption feature that qualified as a derivative liability and required bifurcation. The derivative had a value of $1.3 million as of December 31, 2021 and was recorded in Related party convertible notes and derivative liability on the consolidated balance sheet. For the three months ended March 31, 2022, the Company recognized a mark to market loss associated with the derivative of $12 thousand.

The following provides a summary of the interest expense of the Company’s Related Party Convertible Notes III and Related Party Derivative Liability with Energy Capital Partners Holdings:

Three Months Ended March 31,
(in thousands)	2022
Contractual interest expense	40
Amortization of deferred financing costs and convertible debt discount	52
Total Interest Expense	92
Effective interest rate	16.3%

The following provides a summary of the convertible notes and derivatives:

As of
(in thousands)	December 31, 2021
Unamortized deferred issuance costs, derivative, and warrants	$1,130
Net carrying amount of convertible note	5,870
Principal value of convertible note	$7,000
Fair value of convertible note and derivative liability	$7,829
Fair value of convertible note excluding derivative liability	$6,484
Fair value Level	Level 3

Immediately prior to the completion of the Business Combination, the Related Party Convertible Notes I, II and III, along with unpaid and accrued interest, were converted into 990 thousand shares of common stock of Legacy Fast Radius (2.0 million shares of Common Stock post Business Combination).

Note 6. Commitments and Contingencies

The Company accounts for loss contingencies in accordance with ASC 450-20, Loss Contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Commitments

In May 2021, Legacy Fast Radius entered into a master subscription agreement with Palantir Technologies Inc. (“Palantir”) in which Legacy Fast Radius would commit to utilize software and services from Palantir over the next six years for a total of $45.0 million. The software and services are related to the Company’s future plan to provide automated intelligence solutions as a service following commercialization of the Company’s Cloud Manufacturing Platform. Upon close of the Merger in February 2022, the Company made a payment to Palantir of $9.4 million and the remaining non-cancellable future minimum payments due on this firm purchase agreement are $10.1 million.

Contingencies

In October 2021, based on an internal review, Legacy Fast Radius became aware of certain additional duties likely owed to the United States Customs and Border Protection (“CBP”). Legacy Fast Radius initiated a voluntary disclosure to CBP in late 2021 of certain possible errors in the declaration of imported products relating to value, classification, and other matters. As part of the disclosure, the Company conducted a comprehensive review of its import practices and in March 2022 made a further submission to CBP providing details regarding the possible errors. The Company’s comprehensive review of import practices and communication with CBP is ongoing. As a result, related to additional duties primarily from 2021, Legacy Fast Radius recognized a $1.0 million charge within Cost of revenues in the consolidated statement of net loss and comprehensive loss for the year ended December 31, 2021. The information submitted by the Company will be reviewed by CBP and the Company may be liable to CBP for additional unpaid duties and interest. The resolution of this prior disclosure could be material to the Company’s cash flows in a future period and to its results of operations for any period.

Note 7. Equity

The condensed consolidated statements of changes in stockholders’ equity (deficit) reflects the Business Combination as defined in Note 1 as of February 4, 2022. As Legacy Fast Radius was deemed the accounting acquirer in the Business Combination with ENNV, all periods prior to the consummation date reflect the balances and activity of Legacy Fast Radius. The balances as of January 1, 2022 and 2021 are from the consolidated financial statements of Legacy Fast Radius as of that date, share activity (convertible preferred stock, common stock, treasury stock, additional paid in capital and accumulated deficit) and per share amounts were retroactively adjusted, where applicable, using the recapitalization conversion ratio of 2.056.

Common Stock

Upon closing of the Business Combination, pursuant to the terms of the Company's Second Amended and Restated Certificate of Incorporation, the Company authorized 350,000,000 shares of Common Stock with a par value $0.0001. The holders of Common Stock are entitled to one vote per share on all matters submitted to the stockholders for their vote or approval and are entitled to receive dividends, as and if declared by the Board out of legally available funds.

The Company had 73.0 million issued and outstanding shares of Common Stock as of March 31, 2022. Not reflected in the shares issued and outstanding as of March 31, 2022 is approximately 1.8 million shares related to RSUs that vested in 2022 but have not yet been settled and issued.

Preferred Stock

Upon closing of the Business Combination, pursuant to the terms of the Company's Second Amended and Restated Certificate of Incorporation, the Company authorized 1,000,000 shares of Preferred Stock with a par value $0.0001.

There was no Preferred Stock outstanding as of March 31, 2022.

Legacy Fast Radius Warrants

Immediately prior to the completion of the Business Combination, all outstanding Legacy Fast Radius Warrants were exercised into an aggregate of 1.1 million shares of Legacy Fast Radius common stock (2.2 million shares of Common Stock post Business Combination).

Legacy Fast Radius Convertible Preferred Stock

Immediately prior to the completion of the Business Combination, all outstanding shares of Legacy Fast Radius preferred stock converted into an aggregate of 16.0 million shares of Legacy Fast Radius common stock (32.9 million shares of Common Stock post Business Combination).

Legacy Fast Radius Treasury Stock

Immediately prior to the completion of the Business Combination, all treasury shares of Legacy Fast Radius were retired.

Warrants

Prior to the Business Combination, there were 15,516,667 warrants to purchase Common Stock outstanding, consisting of 8,625,000 Public Warrants and 6,891,667 Private Placement Warrants held by the ENNV initial stockholders. Following the Business Combination, there were 15,516,639 warrants to purchase Common Stock outstanding, consisting of 8,624,972 Public Warrants and 6,891,667 Private Placement Warrants held by the ENNV initial stockholders, with the reduction in Public Warrants resulting from rounding for fractional interests. Each warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share. The warrants expire on February 4, 2027, or earlier upon redemption or liquidation. Refer to Note 2 for additional information.

Note 8. Revenues

The Company charges certain customers shipping and handling fees. These fees are recorded within revenue when incurred after transfer of control of the products to customers. Revenues related to shipping and handling fees were $389 thousand and $57 thousand for the three months ended March 31, 2022 and 2021, respectively. When shipping and handling services are performed before transfer of control to customers, they are accounted for as a fulfillment cost and are included in cost of revenues when incurred.

The Company will contract with third parties to produce certain components of a customer order. Costs paid in advance of production are recorded in current assets as prepaid production costs until control of the product is transferred to the customer. Under such outsourced manufacturing arrangements, the Company is the primary obligor to its customer.

Contract assets are recorded when the Company has a right to consideration in exchange for goods or services that it has transferred to a customer but for which payment is conditional on more than just the passage of time. Contract liabilities consist of fees paid by the Company’s customers for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria. The Company did not have any contract assets or liabilities as of March 31, 2022 or December 31, 2021, respectively. During the three months ended March 31, 2021, the amount of revenue recognized that was included in deferred revenue as of December 31, 2020 was not significant.

Disaggregation of Revenues

The Company’s primary sources of revenue are from one revenue stream, product sales of manufactured parts. The Company is also presenting a disaggregation of revenue by geographical region (based on the external customer’s location) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenues
Americas	$6,039	$3,501
Europe	170	71
Asia Pacific	53	224
Total	$6,262	$3,796

Note 9. Stock-Based Compensation

Equity Incentive Plan

On February 2, 2022, the Company’ stockholders approved the Fast Radius, Inc. 2022 Equity Incentive Plan (the “Equity Incentive Plan”), which became effective immediately upon the Closing, replacing the Legacy Fast Radius 2017 Equity Incentive Plan, as amended (the "2017 Equity Incentive Plan"). Each outstanding vested or unvested stock award under the 2017 Plan was converted to the 2022 Plan, multiplied by the applicable exchange ratio as described in Note 3, with the same key terms and vesting requirements. All stock option activity prior to the closing of the Business Combination on February 4, 2022 has been retroactively restated to reflect the Exchange Ratio. Pursuant to the Equity Incentive Plan, the Board may grant stock awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards, to officers, key employees, and directors. The Equity Incentive Plan allows for non-employee director grants, which are accounted for in the same manner as employee awards. There are 11.0 million registered shares of Common Stock reserved for issuance under the Equity Incentive Plan. During the three months ended March 31, 2022, 7.2 million RSUs were considered granted under the Equity Incentive Plan for accounting purposes.

Standard employee RSUs contain both service and performance conditions wherein vesting is generally subject to a requisite four year service period, whereby the award vests 25% on the one-year anniversary of the vesting commencement date then ratably over 36 monthly installments, subject to continuous service by the individual and achievement of the performance target, as stipulated in the notice of grant (“Liquidity Event” as defined in the underlying agreements). Founder RSUs included a portion that vested upon the closing of the Business Combination, and a portion that will vest on the first day following the lapse of the Lock-Up Period, the first 180 days from the consummation of the Business Combination, on which the Company Valuation equals or exceeds $1.5 billion. Due to the nature of the performance condition, recognition of compensation cost was deferred until the occurrence of the Liquidity Event. The fair values associated with the RSUs granted after the Closing Date are based on the closing price of the Company's Common Stock on the date of grant. The fair values associated with the RSUs granted in 2022 prior to the Closing Date under the 2017 Equity Incentive Plan were estimated on the date of grant by multiplying the SPAC share market value by the Exchange Ratio and adding the value of the $15 and $20 earn out shares which is evaluated using a Monte-Carlo analysis. The remaining private scenario is evaluated using the Black-Scholes option-pricing model. The key assumptions used in this valuation are as follows.

SPAC probability	95%
Remain private probability	5%
SPAC Market Value	$736 million
Conversion Ratio	2.056
Expected annual dividend yield	0.00%
Expected volatility	84%
Risk-free rate of return	0.71%
Expected option term (years)	1.4 years

Vesting of the RSUs issued under the 2017 Equity Incentive Plan was dependent on a liquidity event, of which the Business Combination qualified under the 2017 Equity Incentive Plan as a liquidity event, which occurred on February 4, 2022. Accordingly, the Company recognized stock-based compensation expense of $18.7 million as of that date to recognize the vested portion of the awards.

CEO Award

Pursuant to the terms of his amended and restated employment agreement, Mr. Rassey, the Company's Chief Executive Officer, was granted a RSU award of 6 million shares under the Equity Incentive Plan for accounting purposes concurrent with the closing of the Business Combination. The award is eligible to vest in installments contingent upon Mr. Rassey’s continued employment as Chief Executive Officer through the date of attainment of ten common stock share price performance goals ("Price Hurdles"), 10% of the total number of shares subject to the award are eligible to vest upon attainment of each separate identified Price Hurdle. Once any portion of the award vests based on achievement of a specific Price Hurdle, no additional portion of the award may vest based on any subsequent attainment of the same Price Hurdle on any later date during the term of the award. The fair value is determined by using the Monte Carlo Simulation valuation model and the assumptions below. The valuation model incorporated the following key assumptions on the date of grant:

Stock price	$7.63
Expected volatility	30.1%
Expected term (years)	10.0
Risk-free rate	1.92%
Discount for lack of marketability	6.9%

The aggregate grant date fair value of the award is $11.6 million. The derived service period under the Monte Carlo Simulation model for the equity-classified award was determined based on the median vesting time for the simulations that achieved the vesting hurdle. Stock-based compensation expense associated with each tranche under the award is recognized over the longer of the (i) derived service period of the tranche and (ii) expected service period, using the accelerated expense recognition method. It is estimated that the stock-based compensation expense for the award will be recognized over 8 years.

Stock-based compensation expense for the three months ended March 31, 2022 and 2021 was $20.4 million and $0.3 million respectively. No income tax benefit was recognized in the condensed consolidated statements of net loss and comprehensive loss and an immaterial amount of compensation was capitalized. Stock-based compensation expense was recorded in the following financial statement lines within the condensed consolidated statements of net loss and comprehensive loss:

(in thousands)	2022	2021
Cost of Revenues	$115	$4
General and Administrative	$17,545	$219
Selling & Marketing	$1,183	$-
Research & Development	$1,525	$31

As of March 31, 2022, the Company had 10.1 million granted but unvested RSUs with unrecognized stock-based compensation expense of $29.7 million remaining to be recognized over a weighted-average period of 2.1 years.

Employee Stock Purchase Plan

On February 2, 2022, the Company's stockholders approved the 2022 Employee Stock Purchase Plan, (the “ESPP”). The ESPP provides eligible employees with a means of acquiring equity in the Company at a discounted price using their own accumulated payroll deductions. Under the terms of the ESPP, employees can elect to have amounts of their annual compensation withheld, up to a maximum set by the Board, to purchase shares of Common Stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of Common Stock on (i) the first trading day of the offering period or (ii) the last trading day of the offering period. There are 2,150,000 shares of Common Stock reserved for issuance under the ESPP. During the three months ended March 31, 2022, there were no shares purchased under the ESPP.

Note 10. Taxes

The Company’s provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that period. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on its deferred tax assets as it is more likely than not that some, or all, of the Company’s deferred tax assets will not be realized. There was no income tax benefit for the three months ended March 31, 2022 and 2021, respectively.

Deferred tax assets and liabilities are determined based upon the differences between the unaudited condensed consolidated financial statements carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. The Company has provided a full valuation allowance against the net deferred tax assets as the Company has determined that it was more likely than not that the Company would not realize the benefits of federal and state net deferred tax assets.

Note 11. Net Loss Per Share

The Company computes basic loss per share using net loss attributable to stockholders and the weighted-average number of Common Stock shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive. The Company’s potentially dilutive securities, which include stock options, unvested restricted stock awards/units, earnout awards, convertible notes, redeemable convertible preferred stock and warrants to purchase shares of stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to the Company’s stockholders’ is the same.

The reconciliation of the numerator and denominator for the basic and diluted earnings calculations for the three months ended March 31, 2022 and 2021 is as follows:

(in thousands, except share and per share data)	March 31, 2022	March 31, 2021
Income (loss) available to common stockholders per share:
Net loss	$(44,600)	$(12,786)
Weighted average common shares outstanding:
Basic and Diluted	60,851,683	39,063,996
Net loss per share - Basic and Diluted	$(0.73)	$(0.33)

The computation of diluted net loss per share excluded approximately 43 million and 45 million securities in 2022 and 2021, respectively, because their inclusion would have had an anti-dilutive effect on net loss per share

Note 12. Fair Value Measurements

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 by level within the fair value hierarchy are as follows:

	March 31, 2022
(in thousands)	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Cash sweep accounts	$57,360	$-	$-
Public warrants	$1,390	$-	$-
Private placement warrants	$-	$1,110	$-

	December 31, 2021
(in thousands)	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Cash sweep and money market accounts	$8,702	$-	$-
Related party derivative liability	$-	$-	$4,395
Legacy Fast Radius warrant liability	$-	$-	$2,968

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2022.

Fair Value of warrants issued to purchase Legacy Fast Radius Common Stock

The following table includes a summary of the changes in fair value of the liability classified warrants issued to purchase Legacy Fast Radius common stock measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021:

(in thousands)	2022	2021
Beginning balance	$2,014	$87
Additions	—	507
Change in fair value	(1,475)	559
Converted to common stock	(539)	—
Ending balance	$-	$1,153

A summary of the weighted average significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liability for common share warrants categorized within Level 3 of the fair value hierarchy as of February 4, 2022 (the conversion date) and December 31, 2021 is as follows:

	February 4, 2022	December 31, 2021
Legacy Fast Radius stock price	$15.69	$28.28
Term (Years)	N/A	10.71
Volatility	N/A	84.40%
Risk-free rate of return	N/A	1.52%
Dividend yield	0.00%	0.00%

Fair Value of warrants issued to purchase Legacy Fast Radius series A-3 preferred stock

The following table includes a summary of changes in fair value of the liability classified warrants issued to purchase Legacy Fast Radius series A-3 preferred stock measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021:

(in thousands)	2022	2021
Beginning balance	$954	$112
Change in fair value	(473)	694
Converted to common stock	(481)	—
Ending balance	$-	$806

A summary of the weighted average significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liability for preferred share warrants is categorized within Level 3 of the fair value hierarchy as of February 4, 2022 (the conversion date) and December 31, 2021 is as follows:

	February 4, 2022	December 31, 2021
Legacy Fast Radius stock price	15.69	$30.19
Term (Years)	N/A	11.26
Volatility	N/A	83.10%
Risk-free rate of return	N/A	1.54%
Dividend yield	0.00%	0.00%

Related Party Derivative Liability

The following table includes a summary of changes in fair value of the Company’s Related party derivative liabilities related to the convertible notes measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2022:

(in thousands)	2022
Beginning balance	$4,395
Change in fair value	(30)
Converted to common stock	(4,365)
Ending balance	$-

A summary of the weighted average significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability categorized within Level 3 of the fair value hierarchy as of February 4, 2022 (the conversion date) and December 31, 2021 is as follows:

Energize	February 4, 2022	December 31, 2021
Cost of debt	11.0%	11.0%
Term (Years)	0.0	0.08 - 0.25
Present value factor	1	0.98 - 0.99

Drive Capital	February 4, 2022	December 31, 2021
Cost of debt	11.0%	11.0%
Term (Years)	0.0	0.08 - 0.25
Present value factor	1	0.98 - 0.99

ECP Holdings	February 4, 2022	December 31, 2021
Cost of debt	11.0%	11.0%
Term (Years)	0.0	0.08 - 0.25
Present value factor	1	0.98 - 0.99

Other

The carrying amounts reported in the condensed consolidated balance sheets for accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term maturities. With the exception of the Company’s Related Party Convertible Notes, the fair value of the Company’s debt approximates their carrying values based on the variable nature of interest rates and current market rates available. The Company considered its debt at December 31, 2021 to be a Level 3 measurement in the fair value hierarchy as significant judgment was involved to determine the fair value of embedded conversion features. Refer to Note 5 for further information regarding the fair value of the Company's Related Party Convertible Notes.

Note 13. Related Party Transactions

United Parcel Service

Since Legacy Fast Radius' inception, UPS has contributed significant amounts of capital in the form of equity and debt to Legacy Fast Radius. UPS currently has investments in Common Stock. The Company has multiple agreements with UPS, which are summarized below.

Legacy Fast Radius entered into a Discount Agreement in 2016 with UPS, which was amended in March 2017 and March 2019. Under the agreement, UPS performs advertising and brand marketing services for the Company. In exchange for the services, the Company has agreed to compensate UPS in the form of equity royalties which are determined based on 6% of the Company’s gross revenues. The Company determined this arrangement qualifies as a nonmonetary transaction within ASC 718. As of March 31, 2022 and December 31, 2021, the Company recognized $2.9 million and $2.5 million as a related party accrued liability on the condensed consolidated balance sheets. During the three months ended March 31, 2022 and 2021, the Company recognized $375 thousand and $227 thousand, respectively, in sales and marketing expense on its condensed consolidated statements of net loss and comprehensive loss.

Legacy Fast Radius entered into a warehouse rental agreement with UPS in January 2015. The Company leases space in a warehouse in Louisville, KY that is used for printing equipment, supplies, packages and shipping space. The Company paid $17 thousand in lease payments to UPS for the three months ended March 31, 2022 and 2021, respectively.

Legacy Fast Radius entered into a shipping service agreement with UPS in 2016 (as amended in both 2017 and 2019) for which the Company receives pickup and delivery services. The Company paid $451 thousand and $148 thousand in fees to UPS for shipping services for the three months ended March 31, 2022 and 2021, respectively.

Legacy Fast Radius entered into a sub-lease agreement with UPS in August 2018. The Company sub-leases office space from UPS in Singapore. The Company paid $3 thousand and $2 thousand in lease payments to UPS for the three months ended March 31, 2022 and 2021, respectively.

Energize Venture Fund & Ironspring Venture Fund

Energize Venture Fund LP (“Energize”) and Ironspring Venture Fund I, LP (“Ironspring”) have investments in the Company's Common Stock. On March 12, 2021, Legacy Fast Radius signed a convertible note agreement with Energize and Ironspring, which was funded on April 13, 2021. The Company received $7.6 million in proceeds related to these notes. The notes had a stated interest rate of 6% and an effective interest rate of 58%, with all principal and interest due at maturity. Interest expense recorded on the note during the three months ended March 31, 2022 was $228 thousand. The note, including accrued and unpaid interest, was converted into Common Stock upon close of the Business Combination. Legacy Fast Radius also issued warrants to purchase 140,000 shares of Legacy Fast Radius common stock to holders of Energize that were converted into Common Stock upon the close of the Business Combination.

Drive Capital

Drive Capital has an investment in the Company's Common Stock. On August 24, 2021, Legacy Fast Radius signed a convertible note agreement with Drive Capital, which was funded on August 24, 2021. Legacy Fast Radius received $3.0 million in proceeds related to these notes. The notes had a stated interest rate of 6% and an effective interest rate of 17%, with all principal and interest due at maturity. Interest expense recorded on the note during the three months ended March 31, 2022 was $41 thousand. The note, including accrued and unpaid interest, was converted into Common Stock upon close of the Business Combination.

ECP Holdings

On October 26, 2021, Legacy Fast Radius signed a convertible note agreement with Energy Capital Partners Holdings LP (“ECP Holdings”), an affiliate of ENNV, which was funded on October 26, 2021. Legacy Fast Radius received $7.0 million in proceeds related to these notes. The notes have a stated interest rate of 6% and an effective interest rate of 16%, with all principal and interest due at maturity. Interest expense recorded on the note during the three months ended March 31, 2022 was $92 thousand. The note, including accrued and unpaid interest, was converted into Common Stock upon close of the Business Combination.

Palantir

Concurrently with the execution of the Merger Agreement in 2021, ENNV entered into subscription agreements with the PIPE Investors, including Palantir, pursuant to which the PIPE Investors agreed to subscribe for and purchase, and ENNV agreed to issue and sell, to the PIPE Investors the PIPE Shares for a purchase price of $10.00 per share, or an aggregate purchase price of $75.0 million, in the PIPE Investment. The PIPE Investment closed concurrently with the Business Combination on February 4, 2022. In May 2021, Legacy Fast Radius entered into a master subscription agreement with Palantir in which Legacy Fast Radius committed to utilize software and services from Palantir over the next six years for a total of $45.0 million. The software and services are related to the Company’s future plan to provide automated intelligence solutions as a service following commercialization of the Company’s Cloud Manufacturing Platform. Upon close of the Merger in February 2022, the Company made a payment to Palantir of $9.4 million and the remaining non-cancellable future minimum payments due on this firm purchase agreement are $10.1 million.

Note 14. Subsequent Events

On May 11, 2022, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $30.0 million worth of Common Stock. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park, pursuant to which it agreed to register the offer and sale of shares of Common Stock available for issuance under the Purchase Agreement under the Securities Act of 1933, as amended (the “Securities Act”).

Beginning on the Commencement Date (as defined below) and thereafter, the Company has the right, but not the obligation, to deliver to Lincoln Park a purchase notice (a “Regular Purchase Notice”), directing Lincoln Park to purchase up to 100,000 shares of Common Stock (the “Regular Purchase Amount”) provided that the closing sale price of Common Stock on the purchase date is not below a threshold price set forth in the Purchase Agreement (a “Regular Purchase”). The Regular Purchase Amount may be increased to various limits, up to 400,000 shares, if the closing sale price of Common Stock on the applicable purchase date equals or exceeds certain higher threshold prices set forth in the Purchase Agreement, provided that Lincoln Park’s maximum committed purchase obligation under any single Regular Purchase may not exceed $2.0 million. The above-referenced share amount limitations and closing sale price thresholds are subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction as provided in the Purchase Agreement. The purchase price per share for each Regular Purchase will be the lower of: (i) the lowest sale price of Common Stock during the purchase date, or (ii) the average of the three lowest closing sale prices of Common Stock in the ten business days prior to the purchase date. There are no upper limits on the price per share that Lincoln Park must pay for shares of Common Stock under the Purchase Agreement. Lincoln Park may not assign or transfer its rights and obligations under the Purchase Agreement.

If the Company directs Lincoln Park to purchase the maximum number of shares of Common Stock that the Company may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, the Company may direct Lincoln Park to purchase additional shares of Common Stock in accelerated purchases (each, an “Accelerated Purchase”) up to the lower of: (i) three times the number of shares of Common Stock purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the trading volume on the date of each such accelerated purchase or such shorter period as provided under the Purchase Agreement. The purchase price for the additional shares is 97% of the lesser of:

•
the closing sale price for the Common Stock on the date of sale; or
•
the accelerated purchase date's volume weighted average price of the Common Stock on the date of sale.

The aggregate number of shares of Common Stock that the Company can sell to Lincoln Park under the Purchase Agreement may in no case exceed 14,643,920 shares (subject to adjustment as described above) of Common Stock (which is equal to approximately 19.99%

of the shares of Common Stock outstanding immediately prior to the execution of the Purchase Agreement) (the “Exchange Cap”), unless (i) Company stockholder approval is obtained to issue Purchase Shares above the Exchange Cap, in which case the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of Common Stock to Lincoln Park under the Purchase Agreement equals or exceeds $0.62 per share of Common Stock (which represents the lower of (A) the Nasdaq official closing price of the Common Stock on the trading day immediately preceding the date of the Purchase Agreement or (B) the average Nasdaq official closing price of the Common Stock for the five consecutive trading days ending on the trading day immediately preceding the date of the Purchase Agreement, adjusted such that the transactions contemplated by the Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules).

In all cases, the Purchase Agreement also prohibits the Company from directing Lincoln Park to purchase any shares of Common Stock if those shares, when aggregated with all other shares of Common Stock then beneficially owned by Lincoln Park (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 13d-3 thereunder), would result in Lincoln Park beneficially owning more than 9.99%.

As consideration for Lincoln Park's commitment to purchase shares of Common Stock under the Purchase Agreement, the Company issued 728,385 shares of Common Stock to Lincoln Park as a commitment fee. Upon the date of the first Regular Purchase, the Company will be required to issue 182,096 shares as an additional commitment fee.

The Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification provisions. Sales under the Purchase Agreement may commence only after certain conditions have been satisfied (the date on which all requisite conditions have been satisfied, the “Commencement Date”), which conditions include the effectiveness of a registration statement covering the resale of the shares of Common Stock issued or sold by the Company to Lincoln Park under the Purchase Agreement, the filing with The Nasdaq Stock Market of a Listing of Additional Shares notification with respect to the shares of Common Stock issued or sold by the Company to Lincoln Park under the Purchase Agreement and Nasdaq having raised no objection to the consummation of transactions contemplated under the Purchase Agreement, and the receipt by Lincoln Park of a customary opinion of counsel and other certificates and closing documents.

The Purchase Agreement may be terminated by the Company at any time for any reason or for no reason, without any cost or penalty, by giving one business day notice to Lincoln Park. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Common Stock. Although the Company has agreed to reimburse Lincoln Park for a limited portion of the fees it incurred in connection with the Purchase Agreement, the Company has not and will not pay any additional amounts to reimburse or otherwise compensate Lincoln Park in connection with the transaction, other than the issuance of the shares of Common Stock being issued as a commitment fee.

There are no limitations on use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on the Company’s ability to enter into variable rate transactions described in the Purchase Agreement), rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The Company may deliver Purchase Notices under the Purchase Agreement, subject to market conditions, and in light of its capital needs from time to time and under the limitations contained in the Purchase Agreement. Any proceeds that the Company receives under the Purchase Agreement are expected to be used to advance its growth strategy and for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” or similar language are intended to identify forward-looking statements.

It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified under “Risk Factors” in Item 1A herein and in our other filings with the Securities and Exchange Commission (the “SEC”). Unless otherwise required by law, we do not undertake, and specifically disclaim, any obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise after the date of such statement.

As used in this section, unless the context suggests otherwise, “we,” “us,” “our,” “Company,” “Fast Radius” refer to Fast Radius, Inc., a Delaware corporation (f/k/a ECP Environmental Growth Opportunities Corp. ("ENNV")), collectively with Fast Radius Operations, Inc., a Delaware corporation (“Legacy Fast Radius”) and its consolidated subsidiaries. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q, and Legacy Fast Radius' audited consolidated financial statements and related notes for the year ended December 31, 2021 included in our Current Report on Form 8-K/A filed with the SEC on March 30, 2022.

Overview

We are a leading cloud manufacturing and digital supply chain company. We are headquartered in Chicago with offices in Atlanta, Louisville, and Singapore and micro-factories in Chicago and at the UPS Worldport facility in Louisville, Kentucky.

We have built and are scaling a Cloud Manufacturing Platform which includes both physical infrastructure – Fast Radius micro-factories and third-party supplier factories – and a proprietary software layer. Our Cloud Manufacturing Platform supports engineers, product developers, and supply chain professionals across the product design and manufacturing lifecycle.

We offer a wide and growing range of manufacturing technologies, including additive manufacturing (often referred to as 3D printing), CNC machining, injection molding, sheet metal, urethane casting, and other manufacturing methods. We offer these manufacturing capabilities through our own micro-factories as well as a network of curated third-party suppliers.

Recent Developments

Business combination

On February 4, 2022 (“the Closing Date”), the Company consummated a business combination with Legacy Fast Radius, pursuant to which ENNV Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), merged with and into Legacy Fast Radius, with Legacy Fast Radius surviving the Merger as a wholly owned subsidiary of the Company (the “Business Combination”). After giving effect to the Business Combination, the Company owns, directly or indirectly, all of the issued and outstanding equity interests of Legacy Fast Radius and its subsidiary and the equity holders of Legacy Fast Radius immediately prior to the Business Combination own a portion of the Company’s common stock, par value $0.0001 per share (“Common Stock”).

While the legal acquirer in the Business Combination is ENNV, for financial accounting and reporting purposes under U.S. GAAP (“GAAP”), Legacy Fast Radius was the accounting acquirer and the Business Combination was accounted for as a “reverse recapitalization.” A reverse recapitalization (i.e., a capital transaction involving the issuance of stock by ENNV for Legacy Fast Radius’ stock) does not result in a new basis of accounting, and the condensed consolidated financial statements of the combined entity represent the continuation of the condensed consolidated financial statements of Legacy Fast Radius in many respects. Accordingly, the consolidated assets, liabilities and results of operations of Legacy Fast Radius became the historical condensed consolidated financial statements of the combined company, and ENNV’s assets, liabilities and results of operations were consolidated with those of Legacy Fast Radius beginning on the acquisition date. Operations prior to the Business Combination are presented as those of Legacy Fast Radius. The net assets of ENNV were recognized at historical cost, with no goodwill or other intangible assets recorded.

Concurrently with the execution of the Merger Agreement, ENNV entered into subscription agreements (collectively, the “Subscription Agreements”), with certain third-party investors, including, among others, UPS, Palantir and the Sponsor (the “PIPE Investors”),

pursuant to which the PIPE Investors agreed to subscribe for and purchase, and ENNV agreed to issue and sell, to the PIPE Investors an aggregate of 7,500,000 shares of Common Stock (the “PIPE Shares”) for a purchase price of $10.00 per share, or an aggregate purchase price of $75.0 million, in a private placement (the “PIPE Investment”). Under the Subscription Agreements, ENNV granted certain registration rights to the PIPE Investors with respect to the PIPE Shares. The PIPE Shares were issued concurrently with the closing of the Business Combination on the Closing Date.

Upon consummation of the Business Combination, the closing of the PIPE Investment and payment of certain other amounts that were contingent on the closing of the Business Combination, the most significant change in our reported financial position was an increase in cash and cash equivalents of approximately $73 million, primarily due to $75.0 million in gross proceeds from the PIPE Investment and $29.6 million in proceeds from the Trust Account, partially offset by cash payments that were disbursed at the Closing which included $8.3 million of transaction expenses, $2.5 million in debt repayments, $8.2 million in directors’ and officers’ (“D&O”) insurance premiums, and $12.8 million related to IT and other costs.

In connection with the Business Combination, over 31.5 million ENNV shares were submitted for redemption. As a result, the condition to Fast Radius’ obligation to consummate the Business Combination that the amount of cash available in ENNV’s trust account immediately prior to the effective time of the Business Combination, after deducting the amount required to satisfy payments to ENNV stockholders in connection with the redemptions, the payment of any deferred underwriting commissions being held in ENNV’s trust account and the payment of certain transaction expenses, plus the gross proceeds from the PIPE Investment to be consummated in connection with the closing of the Business Combination, is equal to or greater than $175 million (such condition, the “Minimum Cash Condition”) was not satisfied. Therefore, in connection with the closing of the Business Combination, we waived the Minimum Cash Condition.

The reduction in available cash upon closing of the Business Combination due to those share redemptions may reduce our ability to invest in our growth strategy. To the extent that our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to make changes to our long-term growth strategy in the discretion of our management and the Board. These changes may include, but are not limited to, decreasing our level of investment in new product launches and related marketing initiatives and scaling back our existing operations, which could have an adverse impact on our business and financial prospects.

In addition, as a consequence of the Business Combination, we became the successor to an SEC-registered and Nasdaq-listed company, which requires us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, D&O liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees. Our future results of operations and financial position may not be comparable to historical results as a result of the Business Combination.

COVID-19 pandemic

In March 2020, the World Health Organization declared the outbreak of the new strain of the coronavirus (“COVID-19”) to be a pandemic. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal and state governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes, and closure of non-essential businesses. To protect the health and well-being of its employees, suppliers, and customers, the Company previously made substantial modifications to employee travel policies, implemented office closures as employees were advised to work from home, and cancelled or shifted its conferences and other events to virtual-only. The COVID-19 pandemic has impacted and may continue to impact the Company’s business operations, including its employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of the pandemic’s continued effects over time. In particular, the COVID-19 virus continues to surge in various parts of the world, including China, and such surges have impacts on the Company’s suppliers and may cause supply chain issues, parts shortages and delayed shipping times. COVID-19 and other similar outbreaks, epidemics or pandemics could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and prospects as a result of any of the risks described above and other risks that the Company is not able to predict.

If the COVID-19 pandemic continues for a prolonged duration, we or our customers may be unable to perform fully on our contracts, which will likely result in increases in costs and reductions in revenue. These cost increases may not be fully recoverable or adequately covered by insurance. The long-term effects of COVID-19 to the global economy and to us are difficult to assess or predict and may include a further decline in the market prices of our products, risks to employee health and safety, risks for the deployment of our products and services and reduced sales in geographic locations impacted. Any prolonged restrictive measures put in place in order to control COVID-19 or other adverse public health developments in any of our targeted markets may have a material and adverse effect on our business operations and results of operation.

Results of Operations

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

The following table sets forth a summary of our consolidated results of operations, as well as the dollar and percentage change for the period:

	For the Three Months Ended March 31,
(in thousands)	2022	2021	Change ($)	Change (%)
Revenues	$6,262	$3,796	$2,466	65%
Cost of revenues (1)	5,629	2,966	2,663	90%
Gross Profit	633	830	(197)	-24%
Operating expenses
Sales and marketing (1)	6,336	3,469	2,867	83%
General and administrative (1)	38,225	7,712	30,513	396%
Research and development (1)	3,332	1,146	2,186	191%
Total operating expenses	47,893	12,327	35,566	289%
Loss from Operations	(47,260)	(11,497)	(35,763)	311%
Change in fair value of warrants	5,295	(1,253)	6,548	-523%
Change in fair value of derivatives	30	-	30	n/m
Interest income and other income (expense), net	(1)	9	(10)	-111%
Interest expense, including amortization of debt issuance costs	(2,664)	(45)	(2,619)	5820%
Loss before income taxes	(44,600)	(12,786)	(31,814)	249%
Provision for income taxes	-	-	—	n/m
Net Loss	$(44,600)	$(12,786)	$(31,814)	249%
(1) Includes stock-based compensation, as follows:

Cost of Revenues	$115	$4	$111	2775%
General and Administrative	17,545	219	17,326	7911%
Selling and Marketing	1,183	-	1,183	n/m
Research & Development	1,525	31	1,494	4819%
Total	$20,368	$254	$20,114	7919%

Revenues

Revenues increased 65% from $3.8 million to $6.3 million for the three months ended March 31, 2022 compared to the prior-year period. The increase in 2022 was attributable to sales from new customers and an increase in revenue from existing customers.

Cost of Revenues

Cost of revenues increased 90% from $3.0 million to $5.6 million for the three months ended March 31, 2022 compared to the prior-year period. The increase in of cost of revenues was primarily attributable to the increase in revenues. Additionally, cost of revenues was impacted by an investment we made in a new CNC manufacturing facility in 2021, which is currently running at low utilization as we ramp up production.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased 83% from $3.5 million to $6.3 million for the three months ended March 31, 2022 compared to the prior-year period. The increase in sales and marketing expenses in 2022 was attributable to increases in spend related to online advertising and marketing and promotional activities combined with organizational headcount growth within the function. Additionally, we recorded incremental stock compensation expense in the first quarter of 2022 as our outstanding restricted stock units ("RSUs") included a performance condition that became probable upon the closing of the Business Combination.

General and Administrative

General and administrative expenses increased 396% from $7.7 million to $38.2 million for the three months ended March 31, 2022 compared to the prior-year period. The most significant increase in 2022 was attributable to incremental stock compensation expense in the first quarter of 2022 as our outstanding RSUs included a performance condition that became probable upon the closing of the Business Combination and cash bonuses paid to certain employees that were contingent on the closing of the Business Combination. Additionally, we recorded expense of approximately $5.8 million related to our software subscription agreement with Palantir. Finally, we incurred incremental legal, consulting and accounting costs to support our growth, including costs related to the Business Combination, and new costs associated with being a publicly-traded company.

Research and Development

Research and development expenses increased 191% from $1.1 million to $3.3 million for the three months ended March 31, 2022 compared to the prior-year period. The $3.3 million of research and development expenses for the three months ended March 31, 2022 included $4.1 million of gross research and development expenses, primarily related to our Cloud Manufacturing Platform, that was offset by $0.8 million of internal-use software costs that were capitalized. No software development costs were capitalized in the three months ended March 31, 2021. The increase in gross spend in 2022 is attributable to our continued focus on developing the Cloud Manufacturing Platform. Additionally, we recorded incremental stock compensation expense in the first quarter of 2022 as our outstanding RSUs included a performance condition related to the closing of the Business Combination.

Change in fair value of warrants

The income recorded in 2022 was attributable to mark to market adjustments on warrant liabilities and was attributable to a decrease in our enterprise valuation.

Change in fair value of Derivatives

The income recorded in 2022 was attributable to mark to market adjustments on embedded derivatives associated with 2021 convertible debt issuances. All outstanding derivative liabilities, along with the related convertible debt instruments, were converted into Common Stock at the closing of the Business Combination. Refer to Note 5 and Note 12 of the consolidated financial statements included elsewhere in this Report for additional information on derivative liabilities.

Interest income and other income

The decrease in interest income was primarily attributable to a decrease in our average money market account balance in 2022 as compared to 2021.

Interest expense, including amortization of debt issuance costs

The increase in interest expense was primarily attributable to higher outstanding debt levels in 2022 compared to 2021. Refer to Note 5 for additional information related to indebtedness.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the below non-GAAP financial measures are useful in evaluating our operational performance. We use this non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that this non-GAAP financial information, when taken collectively, may be helpful to investors in assessing our operating performance.

We define “EBITDA” as net loss plus interest expense, income tax expense, depreciation and amortization expense.

We define “Adjusted EBITDA” as EBITDA adjusted for stock-based compensation, changes in the fair value of warrant liability, changes in the fair value of derivative liabilities, and transaction and related costs.

To provide investors with additional information regarding our financial results, we are presenting EBITDA and Adjusted EBITDA, non-GAAP financial measures, in the table below along with a reconciliation to net loss, the most directly comparable measure calculated and presented in accordance with GAAP.

Adjusted EBITDA

We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

Our definition of Adjusted EBITDA may differ from that used by other companies and therefore comparability may be limited. In addition, other companies may not present Adjusted EBITDA or similar metrics. Thus, our adjusted EBITDA should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP, such as net loss.

In addition, Adjusted EBITDA has limitations as an analytical tool, including:

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash used for capital expenditures for such replacements or for new capital expenditures;
•
Adjusted EBITDA does not include the dilution that results from stock-based compensation or any cash outflows included in stock-based compensation, including from our purchases of shares of outstanding common stock;

•
Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and other companies may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

We provide investors and other users of our financial information with a reconciliation of Adjusted EBITDA to net loss. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view Adjusted EBITDA in conjunction with net loss.

Stock compensation expense is a non-cash expense relating to stock-based awards issued to executive officers, employees, and outside directors, consisting of options and restricted stock units. We exclude this expense because it is a non-cash expense and we assess our internal operations excluding this expense, and we believe it facilitates comparisons to the performance of other companies in our industry.

Change in the fair value of warrant liability is a non-cash gain or loss impacted by the fair value of the issued liability-classified warrants. We believe the assessment of our operations excluding this activity is relevant to our assessment of internal operations and to comparisons with the performance of other companies in our industry.

Change in the fair value of derivative liabilities is a non-cash gain or loss impacted by the fair value of the derivative liabilities. We believe the assessment of our operations excluding this activity is relevant to our assessment of internal operations and to comparisons with the performance of other companies in our industry.

Transaction costs are costs for advisory, consulting, accounting and legal expenses in connection with the Business Combination as well as certain bonuses to employees that were contingent on the closing of the Business Combination.

The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(44,600)	$(12,786)
Interest expense	2,664	45
Income tax expense (benefit), net	-	-
Depreciation and amortization	654	231
EBITDA	(41,282)	(12,510)
Stock compensation expense	20,368	254
Change in fair value of warrant liability	(5,295)	1,253
Change in fair value of derivative liability	(30)	-
Transaction costs	4,994	2,776
Adjusted EBITDA	(21,245)	(8,227)

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations and other commitments, with cash flows from operations and other sources of funding. Our current liquidity needs include the working capital to support the purchase of custom component parts from our third-party supplier partners on behalf of our customers. In many cases, we pay our suppliers prior to being paid by our customers, resulting in a need for working capital. We also consume cash through other growth initiatives, including investing in new micro-factories, sales and marketing expenses and development of our Cloud Manufacturing Platform. Additionally, we will consume cash for additional expenses as a public company for, among other things, D&O liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees. Our ability to maintain, expand and grow our business will depend on many factors, including our working capital needs and the evolution of our operating cash flows.

We had $57.4 million in cash and cash equivalents as of March 31, 2022. Upon consummation of the Business Combination, we received approximately $73 million in cash, primarily due to $75.0 million in gross proceeds from the PIPE Investment and $29.6 million in proceeds from the Trust Account, partially offset by cash payments that were disbursed at the Closing which included $8.3 million of transaction expenses, $2.5 million in debt repayments, $8.2 million in D&O insurance premiums, and $12.8 million related to IT and other costs. Certain other transaction costs associated with and liabilities assumed as a result of the Business Combination totaling approximately $14 million as of March 31, 2022 have been deferred until later in 2022 or 2023.

On May 11, 2022, the Company entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $30.0 million of Common Stock. Under the terms and subject to the conditions of the Purchase Agreement, the

Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $30.0 million of Common Stock. Such sales of Common Stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 24-month period commencing on the date that is one business day following the satisfaction of certain customary conditions, including effectiveness of a registration statement covering the resale of such shares of Common Stock. Refer to Note 14 for additional information related to the Purchase Agreement.

We expect our capital expenditures and working capital requirements to continue to increase in the immediate future as we are still in the growth stage of our business and expect to continue to make substantial investments in our business, including in the expansion of our product portfolio and research and development, sales and marketing teams, in addition to incurring additional costs as a result of being a public company. Our short-term liquidity priorities are to pay off existing indebtedness and liabilities, to fund ongoing working capital needs, and to invest in the Company’s growth strategy.

We believe the cash we obtained from the Business Combination and the PIPE Investment, as well as potential proceeds available under the Purchase Agreement with Lincoln Park, are not sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. We expect to seek additional cash to fund our growth through future debt or equity financing transactions; however, there can be no assurance that we will be able to obtain additional capital on terms acceptable to us, if at all, or that we will generate sufficient future revenues and cash flows to fund our operations. Failure to secure additional funding may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact operating cost reductions available to management, which could have a material adverse effect on our business, operating results, financial condition, and ability to achieve our intended business objectives.

As of March 31, 2022, we had $28.9 million in debt, net of discounts and issuance costs, outstanding.

On February 4, 2022, the 2021 SVB Loan was amended to extend the maturity date from the Closing Date to April 3, 2023 and required payment of $2.0 million of the $20.0 million outstanding principal balance upon consummation of the Business Combination. This amendment also added the original $0.8 million fee due at the SPAC closing to the amended loan’s outstanding principal balance, deferring its repayment until maturity. In exchange for the extension of the loan, we will pay an additional fee of $2.1 million due at maturity. We will make six interest-only payments beginning March 1, 2022 and will begin paying $2.4 million in principal beginning September 1, 2022.

Additionally, on February 4, 2022, as part of the closing of the Business Combination, the related party convertible notes that had a carrying value of $12.5 million as of December 31, 2021 were converted into Common Stock. 15,516,639 ENNV liability-classified warrants were also assumed as part of the Business Combination with a carrying and fair value of $2.5 million as of March 31, 2022. Finally, certain other transaction costs associated with and liabilities assumed as a result of the Business Combination totaling approximately $14 million as of March 31, 2022 have been deferred until later in 2022 or 2023.

Other commitments

In May 2021, we entered into a master subscription agreement with Palantir for access to Palantir’s proprietary software for a six-year period for a total of $45.0 million. The non-cancellable future minimum payments due on this firm purchase agreement are $10.1 million after taking into account the $9.4 million payment made to Palantir at Close. Refer to Note 6 of the consolidated financial statements included elsewhere in this Report for additional information on our agreement with Palantir.

Cash Flows

The following table sets forth a summary of cash flows for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used by operating activities	$(48,133)	$(9,094)
Net cash used by investing activities	$(1,610)	$(1,372)
Net cash generated by financing activities	$93,401	$584
Net increase (decrease) in cash flows	$43,658	$(9,882)

Operating Activities

Cash used in operating activities for the three months ended March 31, 2022 and 2021 was $48.1 million and $9.1 million, respectively. The increase in operating cash outflows in 2022 was partly due to higher operating losses in the current year. Additionally, we used a portion of the proceeds from the Business Combination described below in Financing Activities to make cash payments related to various transaction and other costs that became due as a result of the Business Combination.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2022 and 2021 was $1.6 million and $1.4 million, respectively. The increase was attributable to higher purchases of property and equipment and capitalized software development costs during the period.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2022 and 2021 was $93.4 million and $0.6 million, respectively.

In 2022, we received proceeds from the Business Combination of approximately $97.6 million, net of transaction costs. A portion of those proceeds were used to settle debt obligations of $2.9 million and to pay various transaction and other expenses included in Operating Activities above. Additionally, we made payments of approximately $1.4 million related to deferred underwriting fees associated with the ENNV IPO in 2021 that were assumed as a result of the Business Combination. Refer to Note 3 of the condensed consolidated financial statements included elsewhere in this Report for additional information on the Business Combination.

Contractual Obligations

Our contractual obligations consist primarily of debt liabilities and operating leases which impact our short-term and long-term liquidity and capital needs. The table below is presented as of March 31, 2022.

	Payments Due By Period
(in thousands)	Total	2022	2023-2024	2025-2026	More than 5 years
Contractual obligations
Operating leases	$6,034	$2,193	$2,971	$870	$-
Debt	31,463	12,147	19,109	207	-
Interest on debt	2,063	1,500	557	6	-
Purchase commitments	10,125	5,625	2,250	2,250	-
Total contractual obligations	$49,685	$21,465	$24,887	$3,333	$-

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii).

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our most significant estimates and judgements involve valuation of our equity, including assumptions made in the fair value of stock-based compensation. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our Current Report on Form 8-K/A filed with the SEC on March 30, 2022. Although we regularly assess these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from management’s estimates if these results differ from historical experience or other assumptions prove not to be substantially accurate, even if such assumptions are reasonable when made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, this information is not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Because there are inherent limitations in all control systems, a control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report due to the material weaknesses in our internal control over financial reporting as described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to the fact that we did not design or maintain an effective control environment commensurate with our financial reporting requirements, including(a) lack of a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and (b) lack of accounting processes, structures, reporting lines and appropriate authorities and responsibilities to achieve financial reporting objectives. This deficiency in our control environment contributed to the following additional deficiencies (each of which individually represents a material weakness) in our internal control over financial reporting:

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

• engaged a third party to assist with the development of our Sarbanes-Oxley program;

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

Notwithstanding this material weakness, management has concluded that our financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2022, we completed the Business Combination, and the internal controls of Fast Radius Operations, Inc. became our internal controls. We are engaged in the process of the design and implementation of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in a manner commensurate with the scale of our operations subsequent to the Business Combination.

There have been no other changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information in Part I, Item 1, Note 6 is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities

On February 4, 2022 and in connection with the closing of the Business Combination, we issued (i) 7.5 million shares of Common Stock for a purchase price of $10.00 per share and an aggregate purchase price of $75.0 million pursuant to separate subscription agreements entered into effective as of July 18, 2021 and (ii) 2.0 million shares of Common Stock upon conversion of the outstanding principal and unpaid accrued interest due on the Convertible Notes to certain institutional and accredited investors. Such shares of Common Stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 12, 2022	By:	/s/ Prithvi Gandhi
Name: Prithvi Gandhi
Chief Financial Officer