Form 10-Q
period 2022-06-30
Fast Radius, Inc.
filed 2022-08-11
CIK 1832351

eROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Registrant’s telephone number, including area code: (312) 319-1060

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 5, 2022, the registrant had 75,637,731 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fast Radius, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share information)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$37,864	$8,702
Accounts receivable, net of allowances for doubtful accounts of $1,499 and $930, respectively	7,753	7,015
Inventories	555	449
Prepaid production costs	965	987
Prepaid expenses and other current assets	7,323	4,422
Total current assets	54,460	21,575
Non-current assets:
Property and equipment, net	11,523	9,528
Other non-current assets	3,346	535
Total assets	$69,329	$31,638

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$6,292	$3,987
Accrued compensation	2,833	3,097
Accrued and other liabilities	12,614	11,610
Advances from customers	175	258
Accrued liabilities - related parties	3,350	2,513
Warrant liability	-	2,968
Current portion of term loans	23,071	13,266
Total current liabilities	48,335	37,699
Other long-term liabilities	53	396
Warrant liability	1,175	-
Term loans - net of current portion and debt issuance costs	5,649	16,776
Related party convertible notes and derivative liability	-	16,857
Total liabilities	55,212	71,728

Commitment and contingencies (Note 6)
Stockholders' equity (deficit)
Common stock, $0.0001 par value, authorized 350,000,000 shares; issued 75,535,463 and 39,656,951 shares as of June 30, 2022 and December 31, 2021, respectively	8	4
Additional paid-in capital	229,230	83,399
Accumulated Deficit	(215,121)	(123,493)
Total stockholders’ equity (deficit)	14,117	(40,090)

Total liabilities and stockholders' equity (deficit)	$69,329	$31,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fast Radius, Inc.

Condensed Consolidated Statements of Net Loss and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$7,275	$4,867	$13,537	$8,663
Cost of revenues	7,015	4,062	12,644	7,028
Gross Profit	260	805	893	1,635
Operating expenses
Sales and marketing	5,877	5,283	12,213	8,752
General and administrative	14,717	8,783	52,942	16,495
Research and development	1,897	1,541	5,229	2,687
Total operating expenses	22,491	15,607	70,384	27,934
Loss from Operations	(22,231)	(14,802)	(69,491)	(26,299)
Change in fair value of warrants	1,326	201	6,621	(1,052)
Change in fair value of derivatives	-	6	30	6
Interest income and other income (expense), net	31	(6)	30	3
Interest expense, including amortization of debt issuance costs	(1,313)	(504)	(3,977)	(549)
Loss before income taxes	(22,187)	(15,105)	(66,787)	(27,891)
Provision for income taxes	—	—	—	—
Net Loss	$(22,187)	$(15,105)	$(66,787)	$(27,891)
Net loss per share
Basic and Diluted	$(0.29)	$(0.36)	$(0.97)	$(0.68)

Weighted average shares outstanding:
Basic and Diluted	75,635,501	41,586,759	69,082,330	41,165,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fast Radius, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands)

	Convertible Preferred Equity	Amount	Common Stock	Amount	Treasury Stock	Amount	APIC	Accumulated Deficit	Total

Balance at January 1, 2021	16,023	$74,290	3,428	$-	(650)	$(221)	$3,724	$(55,388)	$(51,885)
Retroactive application of recapitalization	(16,023)	(74,290)	35,227	4	650	221	74,286	(221)	74,290
Adjusted balance at January 1, 2021	-	-	38,655	4	-	-	78,010	(55,609)	22,405
Net loss								(12,786)	(12,786)
Exercise of stock options and release of notes' recourse provision			1,002	-			9		9
Stock-based compensation							254		254
Balance at March 31, 2021	—	$—	39,657	$4	—	$—	$78,273	$(68,395)	$9,882
Net loss	-	-						(15,105)	$(15,105)
Issuance of equity warrants to related party	-	-					2,201		2,201
Exercise of stock options and release of notes' recourse provision	-	-	47	-			7		7
Stock-based compensation	-	-					207		207
Balance at June 30, 2021	-	-	39,704	4	-	-	80,688	(83,500)	(2,808)

Balance at January 1, 2022	16,023	$74,290	4,040	$-	(650)	$(221)	$9,113	$(123,272)	$(114,380)
Retroactive application of recapitalization	(16,023)	(74,290)	35,873	4	650	221	74,286	(221)	74,290
Adjusted balance at January 1, 2022	-	-	39,913	4	-	-	83,399	(123,493)	(40,090)
Net loss								(44,600)	(44,600)
Effect of Business Combination and recapitalization, net of redemptions and issuance costs			11,737	1			3,029		3,030
Issuance of common stock pursuant to PIPE investment			7,500	1			74,999		75,000
Issuance of common stock upon conversion of convertible notes			2,034	-			17,655		17,655
Exercise of stock options			441	-			63		63
Issuance of common stock for settlement of share-based awards			9,176	1			(1)		—
Exercise of Legacy Fast Radius warrants			2,240	-			1,020		1,020
Company vesting shares granted to Fast Radius shareholders							24,841	(24,841)	—
Stock-based compensation							20,368		20,368
Balance at March 31, 2022	—	$—	73,041	$7	—	$—	$225,373	$(192,934)	$32,446

									-
Net loss								(22,187)	(22,187)
Issuance of common stock for settlement of share-based awards			627	1			(1)		-
Issuance of common stock for settlement of bonus liability			479				696		696
Issuance of common stock for commitment shares			728				452		452
Exercise of stock options			660				148		148
Stock-based compensation							2,562		2,562
Balance at June 30, 2022	-	-	75,535	8	-	-	229,230	(215,121)	14,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fast Radius, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows lost in from operating activities
Net loss	$(66,787)	$(27,891)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,368	533
Amortization of deferred financing and convertible debt discount	2,764	385
Provision for doubtful accounts	569	288
Loss on disposal of assets	-	228
Stock-based compensation	22,930	461
Issuance of commitment shares to Lincoln Park	452	-
Income from settlement of bonus liability with RSUs	(554)	-
Change in fair value of warrants	(6,621)	1,052
Change in fair value of derivative liability	(30)	(6)
Non-cash restructuring expenses	153	-
Changes in operating assets and liabilities
Accounts Receivable	(1,307)	(825)
Inventories	(106)	(250)
Prepaid production costs	22	(493)
Prepaid expense and other current assets	(6,527)	(756)
Accounts payable	2,103	1,389
Accrued compensation and other liabilities	(5,588)	4,553
Advances from customers	(83)	59
Deferred revenue	-	(5)
Other non-current assets	(2,955)	87
Net cash used in operating activities	(60,197)	(21,191)
Cash flows from investing activities
Additions to property and equipment	(3,161)	(2,971)
Net cash used in investing activities	(3,161)	(2,971)
Cash flows from financing activities
Proceeds from exercise of stock options	211	16
Proceeds from term loan	-	11,026
Debt issuance costs		(88)
Effect of merger, net of transaction costs paid	22,517	-
Issuance of PIPE shares	75,000	-
Repayment of term loans	(3,826)	(571)
Payment of deferred underwriting fees	(1,382)	-
Proceeds from convertible notes and warrants with related party	-	7,600
Net cash generated from financing activities	92,520	17,983
Net increase (decrease) in cash	29,162	(6,179)
Cash, beginning of period	8,702	18,494
Cash, end of period	$37,864	$12,315

Supplemental disclosure of cash flow information
Capital expenditures not yet paid	$442	$72
Issuance of liability classified warrants	-	988

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

The Company has generated recurring losses which have resulted in an accumulated deficit of $215.1 million and $123.5 million as of June 30, 2022 and December 31, 2021, respectively, and expects to incur additional losses in the future. The Company believes the cash it obtained from the Business Combination and the private placement that occurred substantially concurrently with the consummation of the Business Combination (the “PIPE Investment”), and potential proceeds available under the purchase agreement with Lincoln Park Capital Fund, LLC, if any, as discussed in Note 7, are not sufficient to meet its working capital, debt service and capital expenditure requirements for a period of at least twelve months from the date of the issuance of these financial statements. As a result of the Company’s history of losses and negative cash flows from operations, and because its plans to obtain additional capital have not been completed at the time of the issuance of these consolidated financial statements, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The Company intends to seek additional capital in 2022 to fund its operations and future growth; however, there can be no assurance that the Company will be able to obtain other debt or equity financing within the necessary timeframe or on terms acceptable to the Company, if at all. Failure to secure sufficient additional funding in a timely matter or at all will impact the Company's liquidity, including its ability to service its debt and other liabilities, and may require the Company to modify, delay, or abandon some of its planned future expansion or development, or to otherwise enact additional operating cost reductions available to management, which could have a material adverse effect on the Company’s business, operating results, financial condition, and could force the Company to limit its business activities. The Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates in Condensed Consolidated Financial Statements

The preparation of the consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the periods presented. The Company’s most significant estimates and judgements involve valuation of the Company’s debt and equity securities (prior to the Business Combination), including assumptions made in the fair value of warrants, derivatives, and stock-based compensation; the useful lives of fixed assets; and allowances for doubtful accounts. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if these results differ from historical experience or other assumptions prove not to be substantially accurate, even if such assumptions are reasonable when made.

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

Warrants

At June 30, 2022, there were 15,516,639 warrants to purchase shares of common stock of the Company ("Common Stock"), consisting of 8,624,972 public warrants (the “Public Warrants”) and 6,891,667 private warrants held by the ENNV initial stockholders (the “Private Placement Warrants” and collectively with the Public Warrants, the “Warrants”). Each Warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share. The Warrants expire on February 4, 2027, or earlier upon redemption or liquidation.

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

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable. For the three months ended June 30, 2022, one customer accounted for approximately 11% of the Company's revenue. For the six months ended June 30, 2022 and the three and six months ended June 30, 2021, no single customer accounted for more than 10% of the Company's revenue. As of June 30, 2022, one customer accounted for approximately 15% of the Company's accounts receivable. As of December 31, 2021, no single customer accounted for more than 10% of the Company's accounts receivable.

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

Upon the closing of the Business Combination, ENNV had outstanding 8,624,972 Public Warrants and 6,891,667 Private Warrants . The Public Warrants were listed on the Nasdaq Capital Market under the symbol “ENNVW.” Upon the closing of the Business Combination, they became listed on the Nasdaq Global Select Market under the symbol “FSRDW.” The Warrants remain subject to the same terms and conditions as prior to the Business Combination.

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

The following table reconciles the elements of the Business Combination to the unaudited condensed consolidated statements of stockholders’ equity (deficit) and cash flows for the six months ended June 30, 2022:

(in thousands)
Cash - ENNV trust and cash, net of redemptions	$30,844
Cash - PIPE financing	75,000
Non-cash Convertible Note conversion	17,655
Non-cash Legacy Fast Radius warrant conversion	1,020
Liabilities paid on behalf of or assumed from ENNV	(10,361)
Fair value of assumed common stock warrants	(5,847)
Transaction costs recorded in equity	(11,606)
Net impact on total stockholders’ equity	96,705
Transaction costs not yet paid or paid in the prior year	6,450
Non-cash Convertible Note conversion	(17,655)
Non-cash Legacy Fast Radius warrant conversion	(1,020)
Liabilities paid on behalf of ENNV and classified as operating cash flows or assumed from ENNV and not yet paid	5,808
Non-cash fair value of assumed common stock warrants	5,847
Net impact on net cash provided by financing activities	$96,135

Note 4. Supplemental Financial Information

Allowance for Doubtful Accounts

The following table summarizes activity in the allowance for doubtful accounts for the three and six months ended June 30, 2022 and 2021:

(in thousands)	Three months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$(850)	$(535)	$(930)	$(405)
Uncollectible accounts (charged) credited to expense	(649)	(158)	(569)	(288)
Uncollectible accounts written off (recovered)	—	(3)	—	(3)
Balance at end of period	$(1,499)	$(696)	$(1,499)	$(696)

Inventories

(in thousands)	June 30, 2022	December 31, 2021
Raw materials	$534	$433
Work-in-process	21	16
Finished Goods	—	—
Total Inventories	$555	$449

Property and Equipment, Net

(in thousands)	June 30, 2022	December 31, 2021
Advanced manufacturing machinery & quality equipment	$5,772	$5,705
Software	4,894	2,912
Computer & office hardware	1,226	1,149
Furniture and fixtures	235	39
Leasehold improvements	3,377	3,048
Construction in-progress	711	-
Total property, plant and equipment	16,215	12,853
Accumulated depreciation and amortization	(4,692)	(3,325)
Property, plant and equipment (net)	$11,523	$9,528

Accrued and Other Liabilities

Accrued and other liabilities as of June 30, 2022 and December 31, 2021 included costs associated with the Business Combination of approximately $10.5 million and $6.3 million, respectively.

Note 5. Debt

The following is a summary of short- and long-term debt:

(in thousands)	June 30, 2022	December 31, 2021
2020 MFS Loan	$278	$314
Manufacturers Capital Promissory Notes	845	968
Related Party - Energize Convertible Debt	-	7,600
2020 SVB Loan	8,558	10,225
2021 SVB Loan	20,868	20,800
Related Party - Drive Capital Convertible Debt	-	3,000
Related Party - ECP Holdings Convertible Debt	-	7,000
Total Outstanding Principal	30,549	49,907
Less: Discounts and deferred financing fees	(1,829)	(7,403)
Total Outstanding Debt	28,720	42,504
Fair Value of Derivatives	-	4,395
Total Debt and Derivative Liabilities	$28,720	$46,899

The following is the summary of future principal repayments of debt:

(in thousands)	June 30, 2022
Remainder of 2022	$11,233
2023	15,160
2024	3,949
2025	207
Total	$30,549

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

Related Party Convertible Notes – Energize Ventures Fund

On March 12, 2021, Legacy Fast Radius entered into a note purchase agreement with Energize Ventures Fund LP, Energize Growth Fund I LP, EV FR SPV and Ironspring Venture Fund I-FR, LP, all of which were existing stockholders or affiliates of existing shareholders of Legacy Fast Radius, for convertible promissory notes (collectively the “Related Party Convertible Notes I”). Legacy Fast Radius received the principal of $7.6 million on April 13, 2021 at closing. The Related Party Convertible Notes had a stated interest rate of 6%, with all accrued interest and principal due at maturity, which was scheduled to be April 13, 2023. Further, warrants to purchase a maximum of 140,000 shares with an exercise price of $0.01 were issued in conjunction with the closing of the Related Party Convertible Notes I. The warrants were determined to be equity classified and were recorded as a discount to the Related Party Convertible Notes I. The Related Party Convertible Notes I contained a share settlement redemption feature that qualified as a derivative liability and required bifurcation. The derivative had a fair value of $2.5 million as of December 31, 2021 and was recorded in Related party convertible notes and derivative liability on the condensed consolidated balance sheet. For the six months ended June 30, 2022, the Company recognized a mark to market gain associated with the derivative of $47 thousand.

The following provides a summary of the interest expense of the Company’s Related Party Convertible Notes I and Related Party Derivative Liability with Energize Ventures:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$-	$97	$44	$97
Amortization of deferred financing costs and convertible debt discount	-	283	184	283
Total Interest Expense	$-	$380	$228	$380
Effective interest rate	0.0%	58.3%	58.3%	58.3%

The following provides a summary of the convertible notes and derivatives:

As of
(in thousands)	December 31, 2021
Unamortized deferred issuance costs, derivative, and warrants	$3,534
Net carrying amount of convertible note	4,066
Principal value of convertible note	$7,600
Fair value of convertible note and derivative liability	$9,936
Fair value of convertible note excluding derivative liability	$7,446
Fair value Level	Level 3

For further information on fair value measurements, refer to Note 12.

Related Party Convertible Notes – Drive Capital Fund

On August 23, 2021, Legacy Fast Radius entered into a Note Purchase Agreement with Drive Capital Fund II LP and Drive Capital Ignition Fund II LP (existing stockholders of Legacy Fast Radius) for convertible promissory notes (collectively the “Related Party Convertible Notes II”). Legacy Fast Radius received funding of $3.0 million on August 24, 2021 at closing. The Notes had a stated interest rate of 6%, with all accrued interest and principal due at maturity, which was scheduled to be August 23, 2023. These Related Party Convertible Notes II contained a share settlement redemption feature that qualified as a derivative liability and required bifurcation. The derivative had a fair value of $0.6 million as of December 31, 2021 and was recorded in Related party convertible notes and derivative liability on the consolidated balance sheet. For the six months ended June 30, 2022, the Company recognized a mark to market loss associated with the derivative of $5 thousand.

The following provides a summary of interest expense on the Company’s Related Party Convertible Notes II and Related Party Derivative Liability with Drive Capital:

(in thousands)	Three Monhs Ended June 30, 2022	Six Months Ended June 30, 2022
Contractual interest expense	$-	$17
Amortization of deferred financing costs and convertible debt discount	-	24
Total Interest Expense	$-	$41
Effective interest rate	0.0%	17.1%

The following provides a summary of the convertible notes and derivatives:

As of
(in thousands)	December 31, 2021
Unamortized deferred issuance costs, derivative, and warrants	$474
Net carrying amount of convertible note	2,526
Principal value of convertible note	$3,000
Fair value of convertible note and derivative liability	$3,390
Fair value of convertible note excluding derivative liability	$2,830
Fair value Level	Level 3

Related Party Convertible Notes – Energy Capital Partners Holdings

On October 26, 2021, Legacy Fast Radius entered into a Note Purchase Agreement with Energy Capital Partners Holdings, LP for convertible promissory notes (collectively the “Related Party Convertible Notes III”). Legacy Fast Radius received funding of $7.0 million on October 26, 2021 at closing. The Notes had a stated interest rate of 6%, with all accrued interest and principal due at maturity, which was scheduled to be October 26, 2023. These Related Party Convertible Notes III contained a share settlement redemption feature that qualified as a derivative liability and required bifurcation. The derivative had a value of $1.3 million as of December 31, 2021 and was recorded in Related party convertible notes and derivative liability on the consolidated balance sheet. For the six months ended June 30, 2022, the Company recognized a mark to market loss associated with the derivative of $12 thousand.

The following provides a summary of the interest expense of the Company’s Related Party Convertible Notes III and Related Party Derivative Liability with Energy Capital Partners Holdings:

(in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Contractual interest expense	$-	$40
Amortization of deferred financing costs and convertible debt discount	-	52
Total Interest Expense	$-	$92
Effective interest rate	0.0%	16.3%

The following provides a summary of the convertible notes and derivatives:

As of
(in thousands)	December 31, 2021
Unamortized deferred issuance costs, derivative, and warrants	$1,130
Net carrying amount of convertible note	5,870
Principal value of convertible note	$7,000
Fair value of convertible note and derivative liability	$7,829
Fair value of convertible note excluding derivative liability	$6,484
Fair value Level	Level 3

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

The Company had 75,535,463 million issued and outstanding shares of Common Stock as of June 30, 2022. Not reflected in the shares issued and outstanding as of June 30, 2022 is approximately 1.8 million shares related to RSUs that vested in 2022 but have not yet been settled and issued. Additionally, the Company will be required to issue the Merger Earn Out Shares in two equal tranches of 5,000,000 shares of Common Stock if the Company's Common Stock reaches values of $15.00 and $20.00, respectively, as discussed in Note 3.

Preferred Stock

Upon closing of the Business Combination, pursuant to the terms of the Company's Second Amended and Restated Certificate of Incorporation, the Company authorized 1,000,000 shares of Preferred Stock with a par value $0.0001.

There was no Preferred Stock outstanding as of June 30, 2022.

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

Equity Purchase Agreement

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

As consideration for Lincoln Park's commitment to purchase shares of Common Stock under the Purchase Agreement, the Company issued 728,385 shares of Common Stock to Lincoln Park as a commitment fee. The $452 thousand fair value of the commitment fee shares was recorded to General and administrative expense upon execution of the agreement in the second quarter of 2022. Upon the date of the first Regular Purchase, the Company will be required to issue 182,096 shares as an additional commitment fee. The Company has not sold any Common Stock to Lincoln Park under the Purchase Agreement as of June 30, 2022.

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

Note 8. Revenues

The Company charges certain customers shipping and handling fees. These fees are recorded within revenue when incurred after transfer of control of the products to customers. Revenues related to shipping and handling fees were $395 thousand and $784 thousand for the three and six months ended June 30, 2022 and $163 thousand and $220 thousand for the three and six months ended June 30, 2021, respectively. When shipping and handling services are performed before transfer of control to customers, they are accounted for as a fulfillment cost and are included in cost of revenues when incurred.

The Company will contract with third parties to produce certain components of a customer order. Costs paid in advance of production are recorded in current assets as prepaid production costs until control of the product is transferred to the customer. Under such outsourced manufacturing arrangements, the Company is the primary obligor to its customer.

Contract assets are recorded when the Company has a right to consideration in exchange for goods or services that it has transferred to a customer but for which payment is conditional on more than just the passage of time. Contract liabilities consist of fees paid by the Company’s customers for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria. The Company did not have any contract assets or liabilities as of June 30, 2022 or December 31, 2021, respectively. During the three and six months ended June 30, 2021, the amount of revenue recognized that was included in deferred revenue as of December 31, 2020 was not significant.

Disaggregation of Revenues

The Company’s primary sources of revenue are from one revenue stream, product sales of manufactured parts. The Company is also presenting a disaggregation of revenue by geographical region (based on the external customer’s location) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenues
Americas	$6,786	$4,669	$12,825	$8,170
Europe	383	67	553	138
Asia Pacific	106	131	159	355
Total	$7,275	$4,867	$13,537	$8,663

Note 9. Stock-Based Compensation

Equity Incentive Plan

On February 2, 2022, the Company’ stockholders approved the Fast Radius, Inc. 2022 Equity Incentive Plan (the “Equity Incentive Plan”), which became effective immediately upon the Closing, replacing the Legacy Fast Radius 2017 Equity Incentive Plan, as amended (the "2017 Equity Incentive Plan"). Each outstanding vested or unvested stock award under the 2017 Plan was converted to the 2022 Plan, multiplied by the applicable exchange ratio as described in Note 3, with the same key terms and vesting requirements. All stock option activity prior to the closing of the Business Combination on February 4, 2022 has been retroactively restated to reflect the Exchange Ratio. Pursuant to the Equity Incentive Plan, the Board may grant stock awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards, to officers, key employees, and directors. The Equity

Incentive Plan allows for non-employee director grants, which are accounted for in the same manner as employee awards. There are 11.0 million registered shares of Common Stock reserved for issuance under the Equity Incentive Plan. During the three and six months ended June 30, 2022, 3.1 million and 10.3 million RSUs were considered granted under the Equity Incentive Plan for accounting purposes.

Standard employee RSUs contain both service and performance conditions wherein vesting is generally subject to a requisite four year service period, whereby the award vests 25% on the one-year anniversary of the vesting commencement date then ratably over 36 monthly installments, subject to continuous service by the individual and achievement of the performance target, as stipulated in the notice of grant (“Liquidity Event” as defined in the underlying agreements). Founder RSUs include a portion that vested upon the closing of the Business Combination, and a portion that will vest on the first day following the lapse of the Lock-Up Period, the first 180 days from the consummation of the Business Combination, on which the Company Valuation equals or exceeds $1.5 billion. Due to the nature of the performance condition, recognition of compensation cost was deferred until the occurrence of the Liquidity Event. The fair values associated with the RSUs granted after the Closing Date are based on the closing price of the Company's Common Stock on the date of grant. The fair values associated with the RSUs granted in 2022 prior to the Closing Date under the 2017 Equity Incentive Plan were estimated on the date of grant by multiplying the SPAC share market value by the Exchange Ratio and adding the value of the $15 and $20 earn out shares which is evaluated using a Monte-Carlo analysis. The remaining private scenario is evaluated using the Black-Scholes option-pricing model. The key assumptions used in this valuation are as follows.

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

Stock-based compensation expense was $2.6 million and $22.9 million for the three and six months ended June 30, 2022 and was $0.2 million and $0.5 million for the three and six months ended June 30, 2021, respectively. No income tax benefit was recognized in the condensed consolidated statements of net loss and comprehensive loss and an immaterial amount of compensation was capitalized.

Stock-based compensation expense was recorded in the following financial statement lines within the condensed consolidated statements of net loss and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of Revenues	$27	$3	$142	$7
General and Administrative	$1,834	$151	$19,379	$370
Selling & Marketing	$196	$37	$1,379	$37
Research & Development	$505	$16	$2,030	$47

As of June 30, 2022, the Company had approximately 12 million granted but unvested RSUs with unrecognized stock-based compensation expense of $28.8 million remaining to be recognized over a weighted-average period of 2.0 years.

Employee Stock Purchase Plan

On February 2, 2022, the Company's stockholders approved the 2022 Employee Stock Purchase Plan, (the “ESPP”). The ESPP provides eligible employees with a means of acquiring equity in the Company at a discounted price using their own accumulated payroll deductions. Under the terms of the ESPP, employees can elect to have amounts of their annual compensation withheld, up to a maximum set by the Board, to purchase shares of Common Stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of Common Stock on (i) the first trading day of the offering period or (ii) the last trading day of the offering period. There are 2,150,000 shares of Common Stock reserved for issuance under the ESPP. During the three and six months ended June 30, 2022, there were no shares purchased under the ESPP.

Note 10. Restructuring

In June 2022, the Board of Directors of the Company approved a cost optimization initiative that includes a workforce reduction of approximately 20% (including the elimination of open roles). The purpose of the workforce reduction is to streamline the Company’s operational structure, reducing its operating expenses and managing its cash flows. The Company has commenced workforce reductions and expects to complete these actions by the end of the third quarter of 2022. The Company is also conducting a facility rationalization assessment and assessing other operational savings measures. Through June 30, 2022, the Company has incurred costs of $598 thousand related to these actions, of which approximately $153 thousand were related to non-cash asset impairments. The Company continues to pursue cost savings initiatives and, to the extent further cost savings opportunities are identified, it may incur additional restructuring and related charges in future periods.

Restructuring expenses, which are comprised primarily of employee termination costs and non-cash asset impairments, were recorded in the following financial statement lines within the condensed consolidated statements of net loss and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of Revenues	$160	$-	$160	$-
General and Administrative	$276	$-	$276	$-
Selling & Marketing	$143	$-	$143	$-
Research & Development	$19	$-	$19	$-

The following table summarizes activity in the liability related to the Company’s workforce reduction employee termination costs (in thousands):

Liability balance at December 31, 2021	$-
Charges	445
Payments	-
Liability balance at June 30, 2022	$445

All of the Company's restructuring liabilities as of June 30, 2022 relate to employee termination costs and all cash payments for those liabilities are expected to be disbursed by the end of 2022.

Note 11. Taxes

The Company’s provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that period. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on its deferred tax assets as it is more likely than not that some, or all, of the Company’s deferred tax assets will not be realized. There was no income tax benefit for the three and six months ended June 30, 2022 and 2021, respectively.

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

Note 12. Net Loss Per Share

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

The reconciliation of the numerator and denominator for the basic and diluted earnings calculations for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Income (loss) available to common stockholders per share:
Net loss	$(22,187)	$(15,105)	$(66,787)	$(27,891)
Weighted average common shares outstanding:
Basic and Diluted	75,635,501	41,586,759	69,082,330	41,165,974
Net loss per share - Basic and Diluted	$(0.29)	$(0.36)	$(0.97)	$(0.68)

The computation of diluted net loss per share excluded approximately 44 million and 11 million securities in 2022 and 2021, respectively, because their inclusion would have had an anti-dilutive effect on net loss per share

Note 13. Fair Value Measurements

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 by level within the fair value hierarchy are as follows:

	June 30, 2022
(in thousands)	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Cash sweep accounts	$37,864	$-	$-
Public warrants	$653	$-	$-
Private placement warrants	$-	$522	$-

	December 31, 2021
(in thousands)	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Cash sweep and money market accounts	$8,702	$-	$-
Related party derivative liability	$-	$-	$4,395
Legacy Fast Radius warrant liability	$-	$-	$2,968

There were no transfers between Level 1, 2 or 3 during the three and six months ended June 30, 2022.

Fair Value of warrants issued to purchase Legacy Fast Radius Common Stock

The following table includes a summary of the changes in fair value of the liability classified warrants issued to purchase Legacy Fast Radius common stock measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Beginning balance	$-	$1,153	$2,014	$87
Additions	—	481	—	988
Change in fair value	—	(184)	(1,475)	375
Converted to common stock	—		(539)	—
Ending balance	$-	$1,450	$-	$1,450

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

Fair Value of warrants issued to purchase Legacy Fast Radius series A-3 preferred stock

The following table includes a summary of changes in fair value of the liability classified warrants issued to purchase Legacy Fast Radius series A-3 preferred stock measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Beginning balance	$-	$806	$954	$112
Additions	—	—	—	—
Change in fair value	—	(17)	(473)	677
Converted to common stock	—		(481)	—
Ending balance	$-	$789	$-	$789

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

Related Party Derivative Liability

The following table includes a summary of changes in fair value of the Company’s Related party derivative liabilities related to the convertible notes measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Beginning balance	$-	$-	$4,395	$-
Additions	—	2,415	—	2,415
Change in fair value	—	(6)	(30)	(6)
Converted to common stock	—	—	(4,365)	—
Ending balance	$-	$2,409	$-	$2,409

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

Note 14. Related Party Transactions

United Parcel Service

Since Legacy Fast Radius' inception, UPS has contributed significant amounts of capital in the form of equity and debt to Legacy Fast Radius. UPS currently has investments in Common Stock. The Company has multiple agreements with UPS, which are summarized below.

Legacy Fast Radius entered into a Discount Agreement in 2016 with UPS, which was amended in March 2017 and March 2019. Under the agreement, UPS performs advertising and brand marketing services for the Company. In exchange for the services, the Company has agreed to compensate UPS in the form of equity royalties which are determined based on 6% of the Company’s gross revenues. The Company determined this arrangement qualifies as a nonmonetary transaction within ASC 718. As of June 30, 2022 and December 31, 2021, the Company recognized $3.4 million and $2.5 million as a related party accrued liability on the condensed consolidated balance sheets. The Company recognized $462 thousand and $837 thousand, respectively, during the three and six months ended June 30, 2022 and $292 thousand and $519 thousand, respectively, during the three and six months ended June 30, 2021 in sales and marketing expense on its condensed consolidated statements of net loss and comprehensive loss.

Legacy Fast Radius entered into a warehouse rental agreement with UPS in January 2015. The Company leases space in a warehouse in Louisville, KY that is used for printing equipment, supplies, packages and shipping space. The Company paid $18 thousand and $35 thousand, respectively, in lease payments to UPS for the three and six months ended June 30, 2022 and $16 thousand and $33 thousand, respectively, for the three and six months ended June 30, 2021, respectively.

Legacy Fast Radius entered into a shipping service agreement with UPS in 2016 (as amended in both 2017 and 2019) for which the Company receives pickup and delivery services. The Company paid $246 thousand and $697 thousand, respectively, for the three and six months ended June 30, 2022 and $265 thousand and $413 thousand, respectively, for the three and six months ended June 30, 2021 in fees to UPS for shipping services.

Legacy Fast Radius entered into a sub-lease agreement with UPS in August 2018. The Company sub-leases office space from UPS in Singapore. The Company paid $1 thousand and $4 thousand, respectively, in the three and six months ended June 30, 2022 and $2 thousand and $4 thousand, respectively, in the three and six months ended June 30, 2021 in lease payments to UPS.

Energize Venture Fund & Ironspring Venture Fund

Energize Venture Fund LP (“Energize”) and Ironspring Venture Fund I, LP (“Ironspring”) have investments in the Company's Common Stock. On March 12, 2021, Legacy Fast Radius signed a convertible note agreement with Energize and Ironspring, which was funded on April 13, 2021. The Company received $7.6 million in proceeds related to these notes. The notes had a stated interest rate of 6% and an effective interest rate of 58%, with all principal and interest due at maturity. Interest expense recorded on the notes during the six months ended June 30, 2022 was $228 thousand. The notes, including accrued and unpaid interest, were converted into Common Stock upon close of the Business Combination. Legacy Fast Radius also issued warrants to purchase 140,000 shares of Legacy Fast Radius common stock to holders of Energize that were converted into Common Stock upon the close of the Business Combination.

Drive Capital

Drive Capital has an investment in the Company's Common Stock. On August 24, 2021, Legacy Fast Radius signed a convertible note agreement with Drive Capital, which was funded on August 24, 2021. Legacy Fast Radius received $3.0 million in proceeds related to these notes. The notes had a stated interest rate of 6% and an effective interest rate of 17%, with all principal and interest due at maturity. Interest expense recorded on the notes during the six months ended June 30, 2022 was $41 thousand. The notes, including accrued and unpaid interest, were converted into Common Stock upon close of the Business Combination.

ECP Holdings

On October 26, 2021, Legacy Fast Radius signed a convertible note agreement with Energy Capital Partners Holdings LP (“ECP Holdings”), an affiliate of ENNV, which was funded on October 26, 2021. Legacy Fast Radius received $7.0 million in proceeds related to these notes. The notes have a stated interest rate of 6% and an effective interest rate of 16%, with all principal and interest due at maturity. Interest expense recorded on the notes during the six months ended June 30, 2022 was $92 thousand. The notes, including accrued and unpaid interest, were converted into Common Stock upon close of the Business Combination.

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

While the legal acquirer in the Business Combination was ENNV, for financial accounting and reporting purposes under U.S. GAAP (“GAAP”), Legacy Fast Radius was the accounting acquirer and the Business Combination was accounted for as a “reverse recapitalization.” A reverse recapitalization (i.e., a capital transaction involving the issuance of stock by ENNV for Legacy Fast Radius’ stock) does not result in a new basis of accounting, and the condensed consolidated financial statements of the combined entity represent the continuation of the condensed consolidated financial statements of Legacy Fast Radius in many respects. Accordingly, the consolidated assets, liabilities and results of operations of Legacy Fast Radius became the historical condensed consolidated financial statements of the combined company, and ENNV’s assets, liabilities and results of operations were consolidated with those of Legacy Fast Radius beginning on the acquisition date. Operations prior to the Business Combination are presented as those of Legacy Fast Radius. The net assets of ENNV were recognized at historical cost, with no goodwill or other intangible assets recorded.

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

The reduction in available cash upon closing of the Business Combination due to those share redemptions reduced our ability to invest in our growth strategy. As our resources are insufficient to satisfy our cash requirements and future growth objectives, we need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we will be forced to make additional changes to our long-term growth strategy in the discretion of our management and the Board. These changes may include, but are not limited to, decreasing our level of investment in new product launches and related marketing initiatives and scaling back our existing operations, which could have an adverse impact on our business and financial prospects.

In addition, as a consequence of the Business Combination, we became the successor to an SEC-registered and Nasdaq-listed company, which requires us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred and will continue to incur additional annual expenses as a public company for, among other things, D&O liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees. Our future results of operations and financial position will not be comparable to historical results as a result of the Business Combination.

Restructuring

In June 2022, our Board of Directors approved a cost optimization initiative that includes a workforce reduction of approximately 20% (including the elimination of open roles). The purpose of the workforce reduction is to streamline our operational structure, reducing our operating expenses and managing our cash flows. We have commenced workforce reductions and expect to complete these actions by the end of the third quarter of 2022. We are also conducting a facility rationalization assessment and assessing other operational savings measures. As a result of these actions, we anticipate that we will realize annual run-rate cost savings of over $10 million. To generate these cost savings, we will incur some non-recurring expenses in 2022, specifically expenses associated with actions we’ve implemented in order to retain and motivate key employees. These expenses will offset some of the cost savings in the second half of 2022.

In the second quarter of 2022, we incurred costs of $598 thousand related to these actions, of which approximately $153 thousand were related to non-cash asset impairments and the remainder were cash severance costs. We continue to pursue cost savings initiatives and, to the extent further cost savings opportunities are identified, we may incur additional restructuring and related charges in future periods.

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

Nasdaq Continued Listing Compliance

On June 9, 2022, we received written notice (the “Notice”) from Nasdaq that, based on the closing bid price of our Common Stock for the last 30 consecutive trading days, we no longer comply with the minimum bid price requirement for continued listing on The Nasdaq Global Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive trading days. The Notice has no immediate effect on the listing of the Common Stock on The Nasdaq Global Market. Pursuant to the Nasdaq Listing Rules, we have been provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Common Stock must be at least $1.00 per share for a minimum of 10 consecutive trading days prior to December 6, 2022, and we must otherwise satisfy The Nasdaq Global Market’s requirements for listing. There are no assurances that we will be able to regain compliance with The Nasdaq Global Market’s continued listing requirements.

Results of Operations

Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021

The following table sets forth a summary of our consolidated results of operations, as well as the dollar and percentage change for the period:

	For the Three Months Ended June 30,
(in thousands)	2022	2021	Change ($)	Change (%)
Revenues	$7,275	$4,867	$2,408	49%
Cost of revenues (1)	7,015	4,062	2,953	73%
Gross Profit	260	805	(545)	-68%
Operating expenses
Sales and marketing (1)	5,877	5,283	594	11%
General and administrative (1)	14,717	8,783	5,934	68%
Research and development (1)	1,897	1,541	356	23%
Total operating expenses	22,491	15,607	6,884	44%
Loss from Operations	(22,231)	(14,802)	(7,429)	50%
Change in fair value of warrants	1,326	201	1,125	560%
Change in fair value of derivatives	-	6	(6)	n/m
Interest income and other income (expense), net	31	(6)	37	-617%
Interest expense, including amortization of debt issuance costs	(1,313)	(504)	(809)	161%
Loss before income taxes	(22,187)	(15,105)	(7,082)	47%
Provision for income taxes	-	-	—	n/m
Net Loss	$(22,187)	$(15,105)	$(7,082)	47%
(1) Includes stock-based compensation, as follows:

Cost of Revenues	$27	$3	$24	800%
General and Administrative	1,834	151	1,683	1115%
Selling and Marketing	196	37	159	430%
Research & Development	505	16	489	3056%
Total	$2,562	$207	$2,355	1138%

Revenues

Revenues increased 49% from $4.9 million to $7.3 million for the three months ended June 30, 2022 compared to the prior-year period. The increase in 2022 was attributable to sales from new customers and an increase in revenue from existing customers.

Cost of Revenues

Cost of revenues increased 73% from $4.1 million to $7.0 million for the three months ended June 30, 2022 compared to the prior-year period. The increase in cost of revenues was primarily attributable to the increase in revenues. Additionally, cost of revenues was impacted by an investment we made in a new CNC manufacturing facility in 2021, which is currently running at low utilization.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased 11% from $5.3 million to $5.9 million for the three months ended June 30, 2022 compared to the prior-year period. The increase in sales and marketing expenses in 2022 was attributable to increases in spend related to organizational headcount growth within the function.

General and Administrative

General and administrative expenses increased 68% from $8.8 million to $14.7 million for the three months ended June 30, 2022 compared to the prior-year period. The increase in general and administrative expense in 2022 was attributable to an expense of $2.1 million we recorded for our software subscription agreement with Palantir as well as higher stock compensation expense of $1.7 million. We also recorded an expense of $452 thousand associated with the commitment fee shares issued to Lincoln Park as part of the Purchase Agreement. Additionally, we incurred incremental legal, consulting and accounting costs to support our growth, including costs related to the Business Combination, and new costs associated with being a publicly-traded company.

Research and Development

Research and development expenses increased 23% from $1.5 million to $1.9 million for the three months ended June 30, 2022 compared to the prior-year period. The $1.9 million of research and development expenses for the three months ended June 30, 2022 included $3.2 million of gross research and development expenses, primarily related to our Cloud Manufacturing Platform, that was offset by $1.3 million of internal-use software costs that were capitalized. No software development costs were capitalized in the three months ended June 30, 2021. The increase in gross spend in 2022 is attributable to our continued focus on developing the Cloud Manufacturing Platform.

Change in fair value of warrants

The income recorded in 2022 was attributable to mark to market adjustments on warrant liabilities and was attributable to a decrease in our enterprise valuation.

Interest income and other income

The increase in interest income was primarily attributable to an increase in our average money market account balance in 2022 as compared to 2021 due to the proceeds received from the Business Combination.

Interest expense, including amortization of debt issuance costs

The increase in interest expense was primarily attributable to higher outstanding debt levels in 2022 compared to 2021. Refer to Note 5 for additional information related to indebtedness.

Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

The following table sets forth a summary of our consolidated results of operations, as well as the dollar and percentage change for the period:

	For the Six Months Ended June 30,
(in thousands)	2022	2021	Change ($)	Change (%)
Revenues	$13,537	$8,663	$4,874	56%
Cost of revenues (1)	12,644	7,028	5,616	80%
Gross Profit	893	1,635	(742)	-45%
Operating expenses
Sales and marketing (1)	12,213	8,752	3,461	40%
General and administrative (1)	52,942	16,495	36,447	221%
Research and development (1)	5,229	2,687	2,542	95%
Total operating expenses	70,384	27,934	42,450	152%
Loss from Operations	(69,491)	(26,299)	(43,192)	164%
Change in fair value of warrants	6,621	(1,052)	7,673	-729%
Change in fair value of derivatives	30	6	24	400%
Interest income and other income (expense), net	30	3	27	900%
Interest expense, including amortization of debt issuance costs	(3,977)	(549)	(3,428)	624%
Loss before income taxes	(66,787)	(27,891)	(38,896)	139%
Provision for income taxes	-	-	—	n/m
Net Loss	$(66,787)	$(27,891)	$(38,896)	139%
(1) Includes stock-based compensation, as follows:

Cost of Revenues	$142	$7	$135	1929%
General and Administrative	19,379	370	19,009	5138%
Selling and Marketing	1,379	37	1,342	3627%
Research & Development	2,030	47	1,983	4219%
Total	$22,930	$461	$22,469	4874%

Revenues

Revenues increased 56% from $8.7 million to $13.5 million for the six months ended June 30, 2022 compared to the prior-year period. The increase in 2022 was attributable to sales from new customers and an increase in revenue from existing customers.

Cost of Revenues

Cost of revenues increased 80% from $7.0 million to $12.6 million for the six months ended June 30, 2022 compared to the prior-year period. The increase in cost of revenues was primarily attributable to the increase in revenues. Additionally, cost of revenues was impacted by an investment we made in a new CNC manufacturing facility in 2021, which is currently running at low utilization.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased 40% from $8.8 million to $12.2 million for the six months ended June 30, 2022 compared to the prior-year period. The increase in sales and marketing expenses in 2022 was attributable to increases in spend related to organizational headcount growth within the function. Additionally, we recorded incremental stock compensation expense in the first quarter of 2022 as our outstanding restricted stock units ("RSUs") included a performance condition that became probable upon the closing of the Business Combination.

General and Administrative

General and administrative expenses increased 221% from $16.5 million to $52.9 million for the six months ended June 30, 2022 compared to the prior-year period. The most significant increase in 2022 was attributable to incremental stock compensation expense in the first quarter of 2022 as our outstanding RSUs included a performance condition that became probable upon the closing of the Business Combination and cash bonuses paid to certain employees that were contingent on the closing of the Business Combination. Additionally, we recorded expense of approximately $7.9 million in 2022 related to our software subscription agreement with Palantir. We also recorded an expense of $452 thousand in 2022 associated with the commitment fee shares issued to Lincoln Park as part of the Purchase Agreement. Finally, we incurred incremental legal, consulting and accounting costs to support our growth, including costs related to the Business Combination, and new costs associated with being a publicly-traded company.

Research and Development

Research and development expenses increased 95% from $2.7 million to $5.2 million for the six months ended June 30, 2022 compared to the prior-year period. The $5.2 million of research and development expenses for the six months ended June 30, 2022 included $7.3 million of gross research and development expenses, primarily related to our Cloud Manufacturing Platform, that was offset by $2.1 million of internal-use software costs that were capitalized. No software development costs were capitalized in the six months ended June 30, 2021. The increase in gross spend in 2022 is attributable to our continued focus on developing the Cloud Manufacturing Platform. Additionally, we recorded incremental stock compensation expense in the first quarter of 2022 as our outstanding RSUs included a performance condition related to the closing of the Business Combination.

Change in fair value of warrants

The income recorded in 2022 was attributable to mark to market adjustments on warrant liabilities and was attributable to a decrease in our enterprise valuation.

Change in fair value of Derivatives

The income recorded in 2022 was attributable to mark to market adjustments on embedded derivatives associated with 2021 convertible debt issuances. All outstanding derivative liabilities, along with the related convertible debt instruments, were converted into Common Stock at the closing of the Business Combination. Refer to Note 5 and Note 13 of the consolidated financial statements included elsewhere in this Report for additional information on derivative liabilities.

Interest income and other income

The increase in interest income was primarily attributable to an increase in our average money market account balance in 2022 as compared to 2021 due to the proceeds received from the Business Combination.

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

Common stock commitment fee is a non-cash expense related to the issuance of Common Stock in exchange for the Purchase Agreement entered into with Lincoln Park as described in Note 7 to the condensed consolidated financial statements. We believe the assessment of our operations excluding this activity is relevant to our assessment of internal operations and to comparisons with the performance of other companies in our industry.

Restructuring costs are non-recurring expenses, primarily cash severance payments, associated with our cost optimization initiative that includes a workforce reduction of approximately 20% and other related expenses.

Transaction costs are non-recurring costs for advisory, consulting, accounting and legal expenses in connection with the Business Combination as well as certain bonuses to employees that were contingent on the closing of the Business Combination.

The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(22,187)	$(15,105)	$(66,787)	$(27,891)
Interest expense	1,313	504	3,977	549
Income tax expense (benefit), net	-	-	-	-
Depreciation and amortization	714	302	1,368	533
EBITDA	(20,160)	(14,299)	(61,442)	(26,809)
Stock compensation expense	2,562	207	22,930	461
Change in fair value of warrant liability	(1,326)	(201)	(6,621)	1,052
Change in fair value of derivative liability	-	(6)	(30)	(6)
Common stock commitment fee	452	-	452	-
Restructuring costs	598	-	598	-
Transaction costs	570	773	5,564	3,549
Adjusted EBITDA	(17,304)	(13,526)	(38,549)	(21,753)

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations, including debt and other liabilities, and other commitments, with cash flows from operations and other sources of funding. Our current liquidity needs include the working capital to support the purchase of custom component parts from our third-party supplier partners on behalf of our customers. In many cases, we pay our suppliers prior to being paid by our customers, resulting in a need for working capital. We also consume cash through other growth initiatives, including investing in new micro-factories, sales and marketing expenses and development of our Cloud Manufacturing Platform. Additionally, we will consume cash for additional expenses as a public company for, among other things, D&O liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees. Our ability to maintain, expand and grow our business will depend on many factors, including our working capital needs and the evolution of our operating cash flows.

We had $37.9 million in cash and cash equivalents as of June 30, 2022. Upon consummation of the Business Combination, we received approximately $73 million in cash, primarily due to $75.0 million in gross proceeds from the PIPE Investment and $29.6 million in proceeds from the Trust Account, partially offset by cash payments that were disbursed at the Closing which included $8.3 million of transaction expenses, $2.5 million in debt repayments, $8.2 million in D&O insurance premiums, and $12.8 million related to IT and other costs. Certain other transaction costs associated with and liabilities assumed as a result of the Business Combination totaling approximately $11 million as of June 30, 2022 have been deferred until later in 2022 or 2023.

In connection with the Business Combination, over 31.5 million shares were submitted for redemption for an aggregate redemption amount of approximately $315 million. The proceeds we received in connection with the Business Combination were significantly less than the originally expected proceeds of $445 million (assuming no redemptions). As discussed below, the reduction in available cash upon closing of the Business Combination due to share redemptions has negatively impacted our growth initiatives, our revenue and net loss projections prepared in connection with ENNV’s evaluation of the Business Combination, and our liquidity, including the likelihood that holders of Warrants will exercise their Warrants and the Company will receive cash proceeds from the Warrants.

Purchase Agreement with Lincoln Park

On May 11, 2022, the Company entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $30.0 million of Common Stock. Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $30.0 million of Common Stock. Such sales of Common Stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 24-month period commencing on the date that is one business day following the satisfaction of certain customary conditions, including effectiveness of a registration statement covering the resale of such shares of Common Stock. Refer to Note 7 for additional information related to the Purchase Agreement. Sales to Lincoln Park, or the possibility that these sales may occur, and any related volatility or decrease in market price of our Common Stock, might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Future Liquidity Requirements

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

Based on our results of operations and liquidity as of June 30, 2022, as further described below, we believe our cash and cash equivalents, including the cash we obtained from the Business Combination and the PIPE Investment, as well as potential proceeds available under the Purchase Agreement with Lincoln Park, are not sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. We expect to seek additional capital in 2022 to fund our operations and future growth. While we are facing challenging market conditions, we are actively pursuing alternatives to address our liquidity needs. We are engaged with our financial advisors and Board on this and it remains a top priority. However, there can be no assurance that we will be able to obtain additional debt or equity financing within the necessary timeframe or on terms acceptable to us, if at all. Failure to secure additional funding in a timely manner or at all will impact our liquidity, including the ability to service our debt and other liabilities, and may require us to modify, delay or abandon some of our planned future expansion or development, or to otherwise enact additional operating cost reductions available to management, and could have a material adverse effect on our business, operating results, financial condition, and could force us to limit our business activities. Our estimates of our results of operations, working capital and capital expenditure requirements may be different than our actual needs, and those estimates may need to be revised if, for example, our actual revenue is lower, and our net operating losses are higher, than we project and our cash and cash equivalents position is reduced faster than anticipated.

Projected Revenue and Net Loss

Prior to the Business Combination, Legacy Fast Radius provided certain prospective financial information to ENNV for fiscal years 2021, 2022, 2023, 2024 and 2025 in connection with ENNV’s evaluation of the Business Combination. The prospective financial information was prepared using a number of assumptions, including assumptions about the level of redemptions, which were assumed to be significantly lower, and net cash proceeds resulting from the consummation of the Business Combination, which were assumed to be significantly higher. The prospective financial information included projected revenues and net loss for the year ended December 31,

2021, of $23 million and $41 million, respectively. Similarly, the prospective financial information included projected revenues and net loss for the year ended December 31, 2022, of $104 million and $64 million, respectively.

For the year ended December 31, 2021, we recognized $20.0 million in revenue, which was lower than our projected revenue of $23 million primarily due to a significant customer order initially included in our projections for which we later determined that revenue could not be recognized as we were not able to assert that collection from the customer was probable under the requirements of ASC 606. For the year ended December 31, 2021, we had net losses of approximately $67.9 million, which were greater than our projected net loss of $41 million primarily due to certain items that could not be forecasted at the time the projections were presented including mark to market adjustments on outstanding warrant and derivative liabilities, transaction costs related to our Business Combination and interest expense related to indebtedness that had not yet been issued. Additionally, our operating expenses were higher than initially projected as we hired additional personnel to support our growth. Our actual revenue being lower than projected revenue and our net operating losses being higher than projected net operating losses for the year ended December 31, 2021, had a negative impact on our cash and cash equivalents position.

For the six months ended June 30, 2022, we recognized $13.5 million in revenue, and had net losses of approximately $66.8 million. Extrapolating these results for the remainder of fiscal year 2022, we expect that our revenue for fiscal year 2022 will be less than our projected $104 million and our net loss for fiscal year 2022 will be greater than our projected $64 million that we provided to ENNV in connection with ENNV’s evaluation of the Business Combination. The anticipated lower revenue, and anticipated higher net operating loss, for fiscal year 2022 is expected to have a negative impact on our cash and cash equivalents position. Accordingly, in connection with announcing the Company’s financial results for the quarter ended June 30, 2022, we revised our outlook for the year ended December 31, 2022.

The anticipated lower revenue for fiscal year 2022 is due to the combination of receiving lower proceeds than anticipated from the Business Combination, the delay in the closing of the Business Combination until February 4, 2022, and the increased customer acquisition spend of our competitors. We expected to receive higher proceeds from the Business Combination, which we planned to invest in acquiring new customers, expanding our manufacturing capability, expanding our Cloud Manufacturing Platform and making strategic acquisitions. As the proceeds from the Business Combination were significantly lower than expected, and received later than expected, we had to reduce, delay or cancel our investments in these growth initiatives.

The impact of these reductions in our planned growth investments in the six months ended June 30, 2022, coupled with the increased cost associated with acquiring customers as a result of our competitors’ increased customer acquisition spend, had a direct impact to our revenue, which is reflected by our results for the six months ended June 30, 2022. If we had obtained significantly higher proceeds from the Business Combination sooner, we believe we would have been able to further accelerate our growth investments in the six months ended June 30, 2022, and throughout 2022, which we believe would have enabled us to achieve higher revenue for fiscal year 2022.

The anticipated higher net operating loss for fiscal year 2022 is due to the reduction in anticipated revenues as discussed above, partially offset by the reduction in anticipated expenses that would have been incurred to generate those revenues, and higher stock-based compensation expenses that were not included in our projections due to uncertainty around the timing for consummating the Business Combination and modifications to certain awards that impacted their valuation. Additionally, we are incurring higher costs than anticipated as a public company.

Indebtedness and Effect of Resales

As of June 30, 2022, we had $28.7 million in debt, net of discounts and issuance costs, outstanding.

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

15,516,639 ENNV liability-classified warrants were also assumed as part of the Business Combination with a carrying and fair value of $1.2 million as of June 30, 2022. Finally, certain other transaction costs associated with, and liabilities assumed as a result of, the Business Combination totaling approximately $11 million as of June 30, 2022 have been deferred until later in 2022 or 2023.

The shares of Common Stock registered for potential resale pursuant to the prospectus we filed with the SEC on July 22, 2022 (File No. 333-264427) by the selling securityholders thereunder represented approximately 74.8% of shares outstanding on a fully diluted basis as of June 1, 2022. Given the substantial number of shares of Common Stock registered for potential resale by selling securityholders pursuant to such prospectus, the sale of shares by the selling securityholders thereunder, or the perception in the market that the selling securityholders intend to sell shares, could increase the volatility of the market price of our Common Stock or result in a significant decline in the public trading price of our Common Stock. These sales, or the possibility that these sales may occur, and any related volatility or decrease in market price of our Common Stock, might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Warrant Proceeds

We would receive the proceeds from any exercise of any Warrants that are exercised for cash pursuant to their terms. Assuming the exercise in full of all of the Warrants for cash, we would receive an aggregate of approximately $178.4 million, but would not receive any proceeds from the sale of the shares of Common Stock issuable upon such exercise. To the extent any Warrants are issued on a “cashless basis,” the amount of cash we would receive from the exercise of the Warrants will decrease. We would expect to use any such proceeds received from Warrants that are exercised for cash in the future for general corporate and working capital purposes, which would increase our liquidity. However, we will only receive such proceeds if and when the Warrant holders exercise the Warrants. The exercise of the Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Common Stock and the spread between the exercise price of the Warrant and the price of our Common Stock at the time of exercise. There is no assurance that the holders of the Warrants will elect to exercise for cash any or all of such Warrants, and we believe that any such exercise currently is unlikely to occur as described below. As of the date of this Quarterly Report on Form 10-Q, we have neither included nor intend to include any potential cash proceeds from the exercise of our Warrants in our short-term or long-term liquidity projections. We will continue to evaluate the probability of warrant exercise over the life of our Warrants and the merit of including potential cash proceeds from the exercise thereof in our liquidity projections.

We do not expect to rely on the cash exercise of Warrants to fund our operations. Instead, we intend to rely on our primary sources of cash discussed above to continue to support our operations. The exercise price of the Warrants is $11.50 per share and the closing price of our Common Stock was $0.58 as of August 4, 2022. Accordingly, we believe that it is currently unlikely that holders of the Warrants will exercise their Warrants. The likelihood that Warrant holders will exercise the Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. If the trading price for our Common Stock remains less than $11.50 per share, we believe holders of the Warrants will be unlikely to exercise their Warrants. There is no guarantee that the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and we may not receive any proceeds from the exercise of the Warrants. To the extent that any of the Warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of the Warrants will decrease.

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

Cash Flows

The following table sets forth a summary of cash flows for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used by operating activities	$(60,197)	$(21,191)
Net cash used by investing activities	$(3,161)	$(2,971)
Net cash generated by financing activities	$92,520	$17,983
Net increase (decrease) in cash flows	$29,162	$(6,179)

Operating Activities

Cash used in operating activities for the six months ended June 30, 2022 and 2021 was $60.2 million and $21.2 million, respectively. The increase in operating cash outflows in 2022 was partly due to higher operating losses in the current year. Additionally, we used a portion of the proceeds from the Business Combination described below in Financing Activities to make cash payments related to various transaction and other costs that became due as a result of the Business Combination.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2022 and 2021 was $3.2 million and $3.0 million, respectively. The increase was attributable to capitalized software development costs during the period.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2022 and 2021 was $92.5 million and $18.0 million, respectively.

In 2022, we received proceeds from the Business Combination of approximately $97.5 million, net of transaction costs. A portion of those proceeds were used to settle debt obligations of $3.8 million and to pay various transaction and other expenses included in Operating Activities above. Additionally, we made payments of approximately $1.4 million related to deferred underwriting fees associated with the ENNV IPO in 2021 that were assumed as a result of the Business Combination. Refer to Note 3 of the condensed consolidated financial statements included elsewhere in this Report for additional information on the Business Combination.

In 2021, we received proceeds of $11.0 million from the issuance of term loans and $7.6 million from the issuance of convertible notes and warrants to a related party that was partially offset by the repayment of outstanding indebtedness of $0.6 million.

Contractual Obligations

Our contractual obligations consist primarily of debt liabilities and operating leases which impact our short-term and long-term liquidity and capital needs. The table below is presented as of June 30, 2022 and reflects interest rates as of that date.

	Payments Due By Period
(in thousands)	Total	2022	2023-2024	2025-2026	More than 5 years
Contractual obligations
Operating leases	$3,793	$941	$1,982	$870	$-
Debt	30,549	11,233	19,109	207	-
Interest on debt	1,592	1,038	548	6	-
Purchase commitments	10,125	5,625	2,250	2,250	-
Total contractual obligations	$46,059	$18,837	$23,889	$3,333	$-

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii).

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report due to the material weaknesses in our internal control over financial reporting as described below.

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

We have begun remediation and will continue to implement several measures, including, among others:

• previously engaged a third party through July 2022 to assist with the preliminary development of our Sarbanes-Oxley program;

• hiring competent and qualified accounting and reporting personnel with appropriate knowledge and experience of GAAP and SEC financial reporting requirements;

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

Notwithstanding these material weaknesses, management has concluded that our financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified the material weaknesses in our internal controls as noted above under "Evaluation of Disclosure Controls and Procedures."

Management is working to remediate the material weaknesses as previously described. We may not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. We cannot be certain that the measures we have taken to date and plan to take will be sufficient to remediate the material weaknesses we identified or avoid the identification of additional material weaknesses in the future. In addition, our ability to invest resources in remediating the material weaknesses may be limited by our need to secure additional capital in 2022. If we are not able to maintain effective internal control over financial reporting, our financial statements and related disclosures may be inaccurate, which could have a material adverse effect on our business and our stock price.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information in Part I, Item 1, Note 6 is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by the “Risk Factors” section in our Registration Statement on Form S-1 (File No. 333-264427), originally filed by the Company with the SEC on April 21, 2022, as amended, and declared effective by the SEC on July 22, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
10.1#	Letter Agreement, dated June 27, 2022, by and between Fast Radius, Inc. and Patrick McCusker (incorporated by reference to the Current Report on Form 8-K, filed with the SEC on June 28, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Indicates a management contract or compensatory plan, contract or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 11, 2022	By:	/s/ Pat McCusker
Name: Pat McCusker
President and Interim Chief Financial Officer