Form 10-Q
period 2022-09-30
Fast Radius, Inc.
filed 2022-11-14
CIK 1832351

eROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40032

Fast Radius, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-3692788
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
113 N. May Street Chicago, IL	60607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 319-1060

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	FSRD	The Nasdaq Stock Market LLC*
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	FSRDW	The Nasdaq Stock Market LLC*

* On November 9, 2022, Fast Radius, Inc. (the “Company”) received written notice from the staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it had determined that the Company’s common stock and warrants (the “Securities”) will be delisted from Nasdaq. Trading of the Securities will be suspended at the opening of business on November 18, 2022 and a Form 25-NSE will be filed with the SEC, which will remove the Securities from listing on Nasdaq. The Securities are expected to begin trading on the OTC Pink Marketplace on November 18, 2022.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 6, 2022, the registrant had 75,901,646 shares of common stock, $0.001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Fast Radius, Inc. (the “Company,” “we,” “us,” and “our”) contains certain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “scales,” “representative of,” “valuation,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q, including but not limited to:

•
the Company’s ability to obtain timely approval of the Bankruptcy Court (as defined below) with respect to motions filed in the Chapter 11 Cases (as defined below);
•
objections to the pleadings filed that could protract the Chapter 11 Cases;
•
the Bankruptcy Court’s rulings in the Chapter 11 Cases, including the outcome of the Chapter 11 Cases generally;
•
the Company’s ability to obtain a timely sale of all of its assets or approval of a plan of reorganization (a “Plan”);
•
the length of time that the Company will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the Chapter 11 Cases;
•
the Company’s ability to continue to operate its business during the pendency of the Chapter 11 Cases;
•
employee attrition and the Company’s ability to retain senior management and other key personnel due to the distractions and uncertainties;
•
the effectiveness of the overall restructuring activities pursuant to the Chapter 11 proceedings and any additional strategies the Company may employ to address its liquidity and capital resources;
•
the actions and decisions of creditors and other third parties that have an interest in the Chapter 11 Cases;
•
increased legal and other professional costs necessary to execute the Company’s restructuring;

i

•
the Company’s ability to maintain relationships with suppliers, customers, employees and other third parties and regulatory authorities as a result of the Chapter 11 Cases;
•
the trading price and volatility of the Company’s Securities and the effects of the expected delisting from The Nasdaq Stock Market;
•
litigation and other risks inherent in a bankruptcy process;
•
the impact of uncertainty regarding the Company’s ability to continue as a going concern on its liquidity and prospects; and
•
risks related to our ability to secure working capital.

The foregoing list of factors is not exhaustive. Additionally, the Chapter 11 Cases may result in holders of the Company’s securities receiving no value for their interests. Because of such a possibility, the value of these securities is highly speculative and may pose substantial risks. Trading prices for the Company’s securities may bear little or no relationship to the actual recovery, if any, by holders thereof in the Chapter 11 Cases. Accordingly, the Company urges extreme caution with respect to existing and future investments in its securities. You should carefully consider the foregoing factors and the other risks and uncertainties more fully described in our other filings with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2021 and Forms 10-Q for the quarters ended March 31, 2022 and June 30, 2022 and other periodic reports. These filings identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and Fast Radius assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise. Fast Radius does not give any assurance that it will achieve its expectations.

ii

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties that represent challenges that we face in connection with the implementation of our strategy and the growth of our business. Investing in shares of our common stock (“Common Stock”) involves numerous risks, including the risks described in “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and in our other filings with the SEC. Below are some of these risks, among others, which may have a negative effect on our financial condition or operating results, which could cause a material decline in the price of shares of our Common Stock or warrants and result in a loss of all or a portion of your investment:

•
We may not be able to continue as a going concern and holders of our Common Stock could suffer a total loss of their investment.
•
Trading in our Common Stock and warrants during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. It is likely that our equity securities will be canceled or that holders of such equity will not receive any distribution with respect to, or be able to recover any portion of, their investments.
•
We are subject to the risks and uncertainties associated with the Chapter 11 Cases.
•
If we are not able to consummate a sale under section 363 of the Bankruptcy Code (as defined below) or obtain confirmation of a Plan, or if current liquidity is insufficient, we could be required to liquidate under Chapter 7 of the Bankruptcy Code.
•
We expect our Common Stock and warrants will be delisted from Nasdaq and experience the risks of trading in an over-the-counter market.
•
The pursuit of the Chapter 11 Cases has consumed, and will continue to consume, a substantial portion of the time and attention of our corporate management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.
•
We depend on a few highly skilled key employees to navigate the Chapter 11 Cases, and if we are unable to retain, manage, and appropriately compensate them, the outcome of the Chapter 11 Cases could be adversely affected.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fast Radius, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share information)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$21,391	$8,702
Accounts receivable, net of allowances for doubtful accounts of $1,637 and $930, respectively	7,158	7,015
Inventories	443	449
Prepaid production costs	704	987
Prepaid expenses and other current assets	3,886	4,422
Total current assets	33,582	21,575
Non-current assets:
Property and equipment, net	11,119	9,528
Other non-current assets	3,051	535
Total assets	$47,752	$31,638

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$5,083	$3,987
Accrued compensation	4,497	3,097
Accrued and other liabilities	12,400	11,610
Advances from customers	164	258
Accrued liabilities - related parties	3,750	2,513
Warrant liability	-	2,968
Current portion of term loans	26,752	13,266
Total current liabilities	52,646	37,699
Other long-term liabilities	59	396
Warrant liability	484	-
Term loans - net of current portion and debt issuance costs	-	16,776
Related party convertible notes and derivative liability	-	16,857
Total liabilities	53,189	71,728

Commitment and contingencies (Note 6)
Stockholders' equity (deficit)
Common stock, $0.0001 par value, authorized 350,000,000 shares; issued 75,901,646 and 39,656,951 shares as of September 30, 2022 and December 31, 2021, respectively	8	4
Additional paid-in capital	231,854	83,399
Accumulated Deficit	(237,299)	(123,493)
Total stockholders’ equity (deficit)	(5,437)	(40,090)

Total liabilities and stockholders' equity (deficit)	$47,752	$31,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fast Radius, Inc.

Condensed Consolidated Statements of Net Loss and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$7,072	$4,916	$20,609	$13,579
Cost of revenues	6,372	7,049	19,016	14,077
Gross Profit	700	(2,133)	1,593	(498)
Operating expenses
Sales and marketing	3,674	6,583	15,887	15,335
General and administrative	15,162	6,006	68,104	22,501
Research and development	2,255	461	7,484	3,148
Total operating expenses	21,091	13,050	91,475	40,984
Loss from Operations	(20,391)	(15,183)	(89,882)	(41,482)
Change in fair value of warrants	690	(474)	7,311	(1,526)
Change in fair value of derivatives	-	(195)	30	(189)
Interest income and other income (expense), net	126	(3)	156	-
Interest expense, including amortization of debt issuance costs	(2,603)	(1,238)	(6,580)	(1,787)
Loss before income taxes	(22,178)	(17,093)	(88,965)	(44,984)
Provision for income taxes	—	—	—	—
Net Loss	$(22,178)	$(17,093)	$(88,965)	$(44,984)
Net loss per share
Basic and Diluted	$(0.29)	$(0.41)	$(1.25)	$(1.09)

Weighted average shares outstanding:
Basic and Diluted	76,670,955	41,686,939	71,368,336	41,341,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fast Radius, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(in thousands)

	Convertible Preferred Equity	Amount	Common Stock	Amount	Treasury Stock	Amount	APIC	Accumulated Deficit	Total

Balance at January 1, 2021	16,023	$74,290	3,428	$-	(650)	$(221)	$3,724	$(55,388)	$(51,885)
Retroactive application of recapitalization	(16,023)	(74,290)	35,227	4	650	221	74,286	(221)	74,290
Adjusted balance at January 1, 2021	-	-	38,655	4	-	-	78,010	(55,609)	22,405
Net loss								(12,786)	(12,786)
Exercise of stock options and release of notes' recourse provision			1,002	-			9		9
Stock-based compensation							254		254
Balance at March 31, 2021	—	$—	39,657	$4	—	$—	$78,273	$(68,395)	$9,882
Net loss	-	-						(15,105)	$(15,105)
Issuance of equity warrants to related party	-	-					2,201		2,201
Exercise of stock options and release of notes' recourse provision	-	-	47	-			7		7
Stock-based compensation	-	-					207		207
Balance at June 30, 2021	-	-	39,704	4	-	-	80,688	(83,500)	(2,808)
Net loss	-	-						(17,093)	$(17,093)
Issuance of equity warrants	-	-					2,245		2,245
Exercise of stock options and release of notes' recourse provision	-	-	36	-			25		25
Share-based compensation	-	-						239	239
Balance at September 30, 2021	-	-	39,740	4	-	-	82,958	(100,354)	(17,392)

Balance at January 1, 2022	16,023	$74,290	4,040	$-	(650)	$(221)	$9,113	$(123,272)	$(114,380)
Retroactive application of recapitalization	(16,023)	(74,290)	35,873	4	650	221	74,286	(221)	74,290
Adjusted balance at January 1, 2022	-	-	39,913	4	-	-	83,399	(123,493)	(40,090)
Net loss								(44,600)	(44,600)
Effect of Business Combination and recapitalization, net of redemptions and issuance costs			11,737	1			3,029		3,030
Issuance of common stock pursuant to PIPE investment			7,500	1			74,999		75,000
Issuance of common stock upon conversion of convertible notes			2,034	-			17,655		17,655
Exercise of stock options			441	-			63		63

Issuance of common stock for settlement of share-based awards			9,176	1			(1)		—
Exercise of Legacy Fast Radius warrants			2,240	-			1,020		1,020
Company vesting shares granted to Fast Radius shareholders							24,841	(24,841)	—
Stock-based compensation							20,368		20,368
Balance at March 31, 2022	—	$—	73,041	$7	—	$—	$225,373	$(192,934)	$32,446
									-
Net loss								(22,187)	(22,187)
Issuance of common stock for settlement of share-based awards			627	1			(1)		-
Issuance of common stock for settlement of bonus liability			479				696		696
Issuance of common stock for commitment shares			728				452		452
Exercise of stock options			660				148		148
Stock-based compensation							2,562		2,562
Balance at June 30, 2022	-	-	75,535	8	-	-	229,230	(215,121)	14,117
Net loss	-	-						(22,178)	(22,178)
Issuance of common stock for settlement of share-based awards			258						-
Exercise of stock options			109				65		65
Share-based compensation							2,559		2,559
Balance at September 30, 2022	-	$-	75,902	$8	-	$-	$231,854	(237,299)	(5,437)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fast Radius, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(88,965)	$(44,984)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,050	1,029
Amortization of deferred financing and convertible debt discount	4,594	1,232
Provision for doubtful accounts	707	242
Loss on disposal of assets	190	228
Stock-based compensation	25,489	700
Issuance of commitment shares to Lincoln Park	452	-
Income from settlement of bonus liability with RSUs	(554)	-
Change in fair value of warrants	(7,311)	1,526
Change in fair value of derivative liability	(30)	189
Non-cash restructuring expenses	153	-
Changes in operating assets and liabilities
Accounts Receivable	(850)	(1,341)
Inventories	6	(276)
Prepaid production costs	283	(1,042)
Prepaid expense and other current assets	(3,090)	(2,186)
Accounts payable	995	684
Accrued compensation and other liabilities	(3,732)	9,619
Advances from customers	(94)	190
Deferred revenue	-	(5)
Other non-current assets	(2,660)	(111)
Net cash used in operating activities	(72,367)	(34,306)
Cash flows from investing activities
Additions to property and equipment	(4,493)	(6,437)
Proceeds from sale of assets	763	-
Net cash used in investing activities	(3,730)	(6,437)
Cash flows from financing activities
Proceeds from exercise of stock options	276	40
Proceeds from term loans	-	24,487
Debt issuance costs	-	(122)
Effect of merger, net of transaction costs paid	22,517	-
Issuance of PIPE shares	75,000	-
Repayment of term loans	(7,625)	(803)
Deferred financing fees	-	(500)
Payment of deferred underwriting fees	(1,382)	-
Proceeds from convertible notes and warrants with related parties	-	10,600
Net cash generated from financing activities	88,786	33,702
Net increase (decrease) in cash	12,689	(7,041)
Cash, beginning of period	8,702	18,494
Cash, end of period	$21,391	$11,453

Supplemental disclosure of cash flow information
Capital expenditures not yet paid	$340	$411
Issuance of liability classified warrants	-	988

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
•
Legacy Fast Radius is the larger entity based on historical revenues and business operations; and
•
The Company assumed Legacy Fast Radius’ name.

The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Legacy Fast Radius. The shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated based on shares reflecting the exchange ratio established in the Business Combination. Activity within the Condensed Consolidated Statements of Stockholders’ Equity for the issuance and repurchases of Legacy Fast Radius redeemable convertible preferred stock were also retroactively converted to Legacy Fast Radius common stock.

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

Voluntary Filing Under Chapter 11

On November 7, 2022, the Company, together with its subsidiaries (the “Debtors”), filed voluntary petitions (collectively, the “Bankruptcy Petitions”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The filing was made in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 proceedings are being jointly administered under the caption In re Fast Radius, Inc., et al., Case No. 22-11051 (the “Chapter 11 Cases”).

The Debtors will continue their operations in the ordinary course of business as debtors-in-possession and pursue a structured sale of their assets pursuant to a competitive bidding and auction process. On November 9, 2022, the Bankruptcy Court entered orders approving a variety of “first day” relief for the Debtors, including authority to: (a) continue using their existing cash management system, (b) pay prepetition wages, compensation and employee benefits, (c) use cash collateral, (d) maintain existing insurance policies and pay related obligations, (e) pay certain prepetition taxes, (f) provide adequate assurance of payment to their utility providers, and (g) pay certain prepetition claims of certain vendors.

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the date of the Bankruptcy Petitions. Accordingly, although the filing of the Bankruptcy Petitions triggered defaults on the Debtors’ debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.

The filing of the Bankruptcy Petitions constituted an event of default that accelerated certain of the Company’s debt obligations. However, under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of the default.

Going Concern Consideration

Based on the Company’s evaluation of the circumstances described above, substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. The Company’s liquidity requirements, and the availability to it of adequate capital resources are difficult to predict at this time. Notwithstanding the protections available to the Company under the Bankruptcy Code, if its future sources of liquidity are insufficient, the Company would face substantial liquidity constraints and will likely be required to significantly reduce, delay or eliminate capital expenditures, implement further cost reductions, seek other financing alternatives or cease operations as a going concern and liquidate. While operating as debtors-in-possession during the Chapter 11 Cases, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in these condensed consolidated financial statements. Further, a Plan could materially change the amounts and classifications of assets and liabilities reported in these condensed consolidated financial statements. If confirmation by the Bankruptcy Court of a Chapter 11 plan does not occur, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of claims and interests or upon the showing of cause, the Bankruptcy Court may convert the Company's Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Company's assets for distribution in accordance with the priorities established by the Bankruptcy Code. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

COVID-19 Impact

In March 2020, the World Health Organization declared the outbreak of the new strain of the coronavirus (“COVID-19”) to be a pandemic. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal, state and foreign governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes, and closure of non-essential businesses. To protect the health and well-being of its employees, suppliers, and customers, the Company previously made substantial modifications to employee travel policies, implemented office closures as employees were advised to work from home, and cancelled or shifted its conferences and other events to virtual-only. The COVID-19 pandemic has impacted and may continue to impact the Company’s business operations, including its employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of the pandemic’s continued effects over time. In particular, the COVID-19 virus continues to surge in various parts of the world, including China, and such surges have impacts on the Company’s suppliers and may cause supply chain issues, parts shortages and delayed shipping times. COVID-19 and other similar outbreaks, epidemics or pandemics could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and prospects as a result of any of the risks described above and other risks that the Company is not able to predict.

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

Warrants

At September 30, 2022, there were 15,516,639 warrants to purchase shares of common stock of the Company ("Common Stock"), consisting of 8,624,972 public warrants (the “Public Warrants”) and 6,891,667 private warrants held by the ENNV initial stockholders (the “Private Placement Warrants” and collectively with the Public Warrants, the “Warrants”). Each Warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share. The Warrants expire on February 4, 2027, or earlier upon redemption or liquidation.

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

Significant customers are those that represent more than 10% of the Company’s total revenue or accounts receivable. For the three and nine months ended September 30, 2022 and 2021, no single customer accounted for more than 10% of the Company's revenue. As of September 30, 2022 and December 31, 2021, no single customer accounted for more than 10% of the Company's accounts receivable.

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

The following table reconciles the elements of the Business Combination to the unaudited condensed consolidated statements of stockholders’ equity (deficit) and cash flows for the nine months ended September 30, 2022:

(in thousands)
Cash - ENNV trust and cash, net of redemptions	$30,844
Cash - PIPE financing	75,000
Non-cash Convertible Note conversion	17,655
Non-cash Legacy Fast Radius warrant conversion	1,020
Liabilities paid on behalf of or assumed from ENNV	(10,361)
Fair value of assumed common stock warrants	(5,847)
Transaction costs recorded in equity	(11,606)
Net impact on total stockholders’ equity	96,705
Transaction costs not yet paid or paid in the prior year	6,450
Non-cash Convertible Note conversion	(17,655)
Non-cash Legacy Fast Radius warrant conversion	(1,020)
Liabilities paid on behalf of ENNV and classified as operating cash flows or assumed from ENNV and not yet paid	5,808
Non-cash fair value of assumed common stock warrants	5,847
Net impact on net cash provided by financing activities	$96,135

Note 4. Supplemental Financial Information

Allowance for Doubtful Accounts

The following table summarizes activity in the allowance for doubtful accounts for the three and nine months ended September 30, 2022 and 2021:

(in thousands)	Three months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$(1,499)	$(696)	$(930)	$(405)
Uncollectible accounts (charged) credited to expense	(138)	46	(707)	(242)
Uncollectible accounts written off (recovered)	—	39	—	36
Balance at end of period	$(1,637)	$(611)	$(1,637)	$(611)

Inventories

(in thousands)	September 30, 2022	December 31, 2021
Raw materials	$388	$433
Work-in-process	55	16
Finished Goods	—	—
Total Inventories	$443	$449

Property and Equipment, Net

(in thousands)	September 30, 2022	December 31, 2021
Advanced manufacturing machinery & quality equipment	$4,644	$5,705
Software	6,227	2,912
Computer & office hardware	1,226	1,149
Furniture and fixtures	252	39
Leasehold improvements	3,377	3,048
Construction in-progress	493	-
Total property, plant and equipment	16,219	12,853
Accumulated depreciation and amortization	(5,100)	(3,325)
Property, plant and equipment (net)	$11,119	$9,528

Accrued and Other Liabilities

Accrued and other liabilities as of September 30, 2022 and December 31, 2021 included costs associated with the Business Combination of approximately $10.5 million and $6.3 million, respectively.

Note 5. Debt

The following is a summary of short- and long-term debt:

(in thousands)	September 30, 2022	December 31, 2021
2020 MFS Loan	$260	$314
Manufacturers Capital Promissory Notes	249	968
Related Party - Energize Convertible Debt	-	7,600
2020 SVB Loan	7,725	10,225
2021 SVB Loan	18,518	20,800
Related Party - Drive Capital Convertible Debt	-	3,000
Related Party - ECP Holdings Convertible Debt	-	7,000
Total Outstanding Principal	26,752	49,907
Less: Discounts and deferred financing fees	-	(7,403)
Total Outstanding Debt	26,752	42,504
Fair Value of Derivatives	-	4,395
Total Debt and Derivative Liabilities	$26,752	$46,899

SVB Loans

On February 4, 2022, the 2021 Silicon Valley Bank (“SVB”) Loan was amended to extend the maturity date from the Closing Date to April 3, 2023 and required payment of $2.0 million of the $20.0 million outstanding principal balance upon consummation of the Business Combination. This amendment also added the original $0.8 million fee due at the Closing Date to the amended loan’s outstanding principal balance, deferring its repayment until maturity. In exchange for the extension of the loan, Fast Radius will pay an additional fee of $2.1 million due at maturity. The Company made six interest-only monthly payments beginning March 1, 2022 and paid $2.4 million in monthly principal plus interest on September 1, 2022 and October 1, 2022. The interest rate on the term loan is the prime rate + 6.0%. The filing of the Bankruptcy Petitions constituted an event of default that accelerated the obligations of the Company in respect of the SVB Loans. As a result, the principal, accrued interest thereunder and all other fees and expenses required to be paid pursuant to the terms of the SVB Loans thereof became immediately due and payable. However, under the Bankruptcy code, SVB is stayed from taking any action against the Company as a result of the default. In addition, the Company immediately expensed approximately $1.1 million of unamortized issuance costs in the third quarter of 2022.

2020 MFS Loan and Manufacturers Capital Promissory Notes

In 2021, Legacy Fast Radius entered into various note agreements with Manufacturers Capital to finance the purchase of machinery and equipment. In the third quarter of 2022, the Company sold certain equipment that was financed with the notes and used a portion of the proceeds to repay the remaining amounts due related to each individual item that was sold. The filing of the Bankruptcy Petitions constituted an event of default that accelerated the obligations of the Company in respect of the 2020 MFS Loan and Manufacturers Capital Promissory Notes. As a result, the principal and accrued interest thereunder required to be paid pursuant to the terms of the agreements became immediately due and payable. However, under the Bankruptcy Code, Manufacturers Capital is stayed from taking any action against the Company as a result of the default.

Related Party Convertible Notes – Energize Ventures Fund

On March 12, 2021, Legacy Fast Radius entered into a note purchase agreement with Energize Ventures Fund LP, Energize Growth Fund I LP, EV FR SPV and Ironspring Venture Fund I-FR, LP, all of which were existing stockholders or affiliates of existing shareholders of Legacy Fast Radius, for convertible promissory notes (collectively the “Related Party Convertible Notes I”). Legacy Fast Radius received the principal of $7.6 million on April 13, 2021 at closing. The Related Party Convertible Notes had a stated interest rate of 6%, with all accrued interest and principal due at maturity, which was scheduled to be April 13, 2023. Further, warrants to purchase a maximum of 140,000 shares with an exercise price of $0.01 were issued in conjunction with the closing of the Related Party Convertible Notes I. The warrants were determined to be equity classified and were recorded as a discount to the Related Party Convertible Notes I. The Related Party Convertible Notes I contained a share settlement redemption feature that qualified as a derivative liability and required bifurcation. The derivative had a fair value of $2.5 million as of December 31, 2021 and was recorded in Related party convertible notes and derivative liability on the condensed consolidated balance sheet. For the nine months ended September 30, 2022, the Company recognized a mark to market gain associated with the derivative of $47 thousand.

The following provides a summary of the interest expense of the Company’s Related Party Convertible Notes I and Related Party Derivative Liability with Energize Ventures:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$-	$115	$44	$212
Amortization of deferred financing costs and convertible debt discount	-	380	184	663
Total Interest Expense	$-	$495	$228	$875
Effective interest rate	0.0%	58.3%	58.3%	58.3%

The following provides a summary of the convertible notes and derivatives:

As of
(in thousands)	December 31, 2021
Unamortized deferred issuance costs, derivative, and warrants	$3,534
Net carrying amount of convertible note	4,066
Principal value of convertible note	$7,600
Fair value of convertible note and derivative liability	$9,936
Fair value of convertible note excluding derivative liability	$7,446
Fair value Level	Level 3

For further information on fair value measurements, refer to Note 12.

Related Party Convertible Notes – Drive Capital Fund

On August 23, 2021, Legacy Fast Radius entered into a Note Purchase Agreement with Drive Capital Fund II LP and Drive Capital Ignition Fund II LP (existing stockholders of Legacy Fast Radius) for convertible promissory notes (collectively the “Related Party Convertible Notes II”). Legacy Fast Radius received funding of $3.0 million on August 24, 2021 at closing. The Notes had a stated interest rate of 6%, with all accrued interest and principal due at maturity, which was scheduled to be August 23, 2023. These Related Party Convertible Notes II contained a share settlement redemption feature that qualified as a derivative liability and required bifurcation. The derivative had a fair value of $0.6 million as of December 31, 2021 and was recorded in Related party convertible notes and derivative liability on the consolidated balance sheet. For the nine months ended September 30, 2022, the Company recognized a mark to market loss associated with the derivative of $5 thousand.

The following provides a summary of interest expense on the Company’s Related Party Convertible Notes II and Related Party Derivative Liability with Drive Capital:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$-	$18	$17	$18
Amortization of deferred financing costs and convertible debt discount	-	24	24	24
Total Interest Expense	$-	$42	$41	$42
Effective interest rate	0.0%	17.1%	17.1%	17.1%

The following provides a summary of the convertible notes and derivatives:

As of
(in thousands)	December 31, 2021

Unamortized deferred issuance costs, derivative, and warrants	$474
Net carrying amount of convertible note	2,526
Principal value of convertible note	$3,000
Fair value of convertible note and derivative liability	$3,390
Fair value of convertible note excluding derivative liability	$2,830
Fair value Level	Level 3

Related Party Convertible Notes – Energy Capital Partners Holdings

On October 26, 2021, Legacy Fast Radius entered into a Note Purchase Agreement with Energy Capital Partners Holdings, LP for convertible promissory notes (collectively the “Related Party Convertible Notes III”). Legacy Fast Radius received funding of $7.0 million on October 26, 2021 at closing. The Notes had a stated interest rate of 6%, with all accrued interest and principal due at maturity, which was scheduled to be October 26, 2023. These Related Party Convertible Notes III contained a share settlement redemption feature that qualified as a derivative liability and required bifurcation. The derivative had a value of $1.3 million as of December 31, 2021 and was recorded in Related party convertible notes and derivative liability on the consolidated balance sheet. For the nine months ended September 30, 2022, the Company recognized a mark to market loss associated with the derivative of $12 thousand.

The following provides a summary of the interest expense of the Company’s Related Party Convertible Notes III and Related Party Derivative Liability with Energy Capital Partners Holdings:

(in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Contractual interest expense	$-	$40
Amortization of deferred financing costs and convertible debt discount	-	52
Total Interest Expense	$-	$92
Effective interest rate	0.0%	16.3%

The following provides a summary of the convertible notes and derivatives:

As of
(in thousands)	December 31, 2021
Unamortized deferred issuance costs, derivative, and warrants	$1,130
Net carrying amount of convertible note	5,870
Principal value of convertible note	$7,000
Fair value of convertible note and derivative liability	$7,829
Fair value of convertible note excluding derivative liability	$6,484
Fair value Level	Level 3

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

The Company had 75.9 million issued and outstanding shares of Common Stock as of September 30, 2022. Not reflected in the shares issued and outstanding as of September 30, 2022 is approximately 1.7 million shares related to RSUs that vested in 2022 but have not yet been settled and issued. Additionally, the Company will be required to issue the Merger Earn Out Shares in two equal tranches of 5,000,000 shares of Common Stock if the Company's Common Stock reaches values of $15.00 and $20.00, respectively, as discussed in Note 3.

Preferred Stock

Upon closing of the Business Combination, pursuant to the terms of the Company's Second Amended and Restated Certificate of Incorporation, the Company authorized 1,000,000 shares of Preferred Stock with a par value $0.0001.

There was no Preferred Stock outstanding as of September 30, 2022.

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

As consideration for Lincoln Park's commitment to purchase shares of Common Stock under the Purchase Agreement, the Company issued 728,385 shares of Common Stock to Lincoln Park as a commitment fee. The $452 thousand fair value of the commitment fee shares was recorded to General and administrative expense upon execution of the agreement in the second quarter of 2022. Upon the date of the first Regular Purchase, the Company will be required to issue 182,096 shares as an additional commitment fee. The Company has not sold any Common Stock to Lincoln Park under the Purchase Agreement as of September 30, 2022.

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

Note 8. Revenues

The Company charges certain customers shipping and handling fees. These fees are recorded within revenue when incurred after transfer of control of the products to customers. Revenues related to shipping and handling fees were $672 thousand and $1.5 million for the three and nine months ended September 30, 2022 and $127 thousand and $347 thousand for the three and nine months ended September 30, 2021, respectively. When shipping and handling services are performed before transfer of control to customers, they are accounted for as a fulfillment cost and are included in cost of revenues when incurred.

The Company will contract with third parties to produce certain components of a customer order. Costs paid in advance of production are recorded in current assets as prepaid production costs until control of the product is transferred to the customer. Under such outsourced manufacturing arrangements, the Company is the primary obligor to its customer.

Contract assets are recorded when the Company has a right to consideration in exchange for goods or services that it has transferred to a customer but for which payment is conditional on more than just the passage of time. Contract liabilities consist of fees paid by the Company’s customers for which the associated performance obligations have not been satisfied and revenue has not been recognized based on the Company’s revenue recognition criteria. The Company did not have any contract assets or liabilities as of September 30, 2022 or December 31, 2021, respectively. During the three and nine months ended September 30, 2021, the amount of revenue recognized that was included in deferred revenue as of December 31, 2020 was not significant.

Disaggregation of Revenues

The Company’s primary sources of revenue are from one revenue stream, product sales of manufactured parts. The Company is also presenting a disaggregation of revenue by geographical region (based on the external customer’s location) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenues
Americas	$6,183	$4,663	$19,008	$12,833
Europe	694	152	1,247	290
Asia Pacific	195	101	354	456
Total	$7,072	$4,916	$20,609	$13,579

Note 9. Stock-Based Compensation

Equity Incentive Plan

On February 2, 2022, the Company’ stockholders approved the Fast Radius, Inc. 2022 Equity Incentive Plan (the “Equity Incentive Plan”), which became effective immediately upon the Closing, replacing the Legacy Fast Radius 2017 Equity Incentive Plan, as amended (the "2017 Equity Incentive Plan"). Each outstanding vested or unvested stock award under the 2017 Plan was converted to the 2022 Plan, multiplied by the applicable exchange ratio as described in Note 3, with the same key terms and vesting requirements. All stock option activity prior to the closing of the Business Combination on February 4, 2022 has been retroactively restated to reflect the Exchange Ratio. Pursuant to the Equity Incentive Plan, the Board may grant stock awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards, to officers, key employees, and directors. The Equity Incentive Plan allows for non-employee director grants, which are accounted for in the same manner as employee awards. There are 11.0 million registered shares of Common Stock reserved for issuance under the Equity Incentive Plan. During the three and nine months ended September 30, 2022, 1.4 million and 11.7 million RSUs were considered granted under the Equity Incentive Plan for accounting purposes.

Standard employee RSUs issued by Legacy Fast Radius prior to the Business Combination contained both service and performance conditions wherein vesting is generally subject to a requisite four year service period, whereby the award vests 25% on the one-year anniversary of the vesting commencement date then ratably over 36 monthly installments, subject to continuous service by the individual and achievement of the performance target, as stipulated in the notice of grant (“Liquidity Event” as defined in the underlying agreements). Founder RSUs include a portion that vested upon the closing of the Business Combination, and a portion that will vest on the first day following the lapse of the Lock-Up Period, the first 180 days from the consummation of the Business Combination, on which the Company Valuation equals or exceeds $1.5 billion. Due to the nature of the performance condition, recognition of compensation cost was deferred until the occurrence of the Liquidity Event. The fair values associated with the RSUs granted after the Closing Date are based on the closing price of the Company's Common Stock on the date of grant. The fair values associated with the RSUs granted in 2022 prior to the Closing Date under the 2017 Equity Incentive Plan were estimated on the date of grant by multiplying the SPAC share market value by the Exchange Ratio and adding the value of the $15 and $20 earn out shares which is evaluated using a Monte-Carlo analysis. The remaining private scenario is evaluated using the Black-Scholes option-pricing model. The key assumptions used in this valuation are as follows.

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

Stock-based compensation expense was $2.6 million and $25.5 million for the three and nine months ended September 30, 2022 and was $0.2 million and $0.7 million for the three and nine months ended September 30, 2021, respectively. No income tax benefit was recognized in the condensed consolidated statements of net loss and comprehensive loss and an immaterial amount of compensation was capitalized. Stock-based compensation expense was recorded in the following financial statement lines within the condensed consolidated statements of net loss and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of Revenues	$34	$3	$176	$10
General and Administrative	$1,771	$185	$21,150	$555
Selling & Marketing	$232	$26	$1,611	$63
Research & Development	$522	$25	$2,552	$72

As of September 30, 2022, the Company had approximately 12 million granted but unvested RSUs with unrecognized stock-based compensation expense of $25.5 million remaining to be recognized over a weighted-average period of 1.9 years.

Employee Stock Purchase Plan

On February 2, 2022, the Company's stockholders approved the 2022 Employee Stock Purchase Plan, (the “ESPP”). The ESPP provides eligible employees with a means of acquiring equity in the Company at a discounted price using their own accumulated payroll deductions. Under the terms of the ESPP, employees can elect to have amounts of their annual compensation withheld, up to a maximum set by the Board, to purchase shares of Common Stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of Common Stock on (i) the first trading day of the offering period or (ii) the last trading day of the offering period. There are 2,150,000 shares of Common Stock reserved for issuance under the ESPP. During the three and nine months ended September 30, 2022, there were no shares purchased under the ESPP.

Note 10. Restructuring

In June 2022, the Board of Directors of the Company approved a cost optimization initiative that includes a workforce reduction of approximately 20% (including the elimination of open roles). In November 2022, the Board of Directors of the Company approved an additional workforce reduction. The purpose of the workforce reductions was to streamline the Company’s operational structure, reducing its operating expenses and managing its cash flows. The Company commenced these workforce reductions in the second quarter of 2022 and completed these actions in the fourth quarter of 2022. The Company is also conducting a facility rationalization assessment and assessing other operational savings measures. Through September 30, 2022, the Company has incurred costs of $1.0 million related to these actions, of which approximately $343 thousand were related to non-cash asset impairments. The Company continues to pursue cost savings initiatives and, to the extent further cost savings opportunities are identified, it may incur additional restructuring and related charges in future periods.

Restructuring expenses, which are comprised primarily of employee termination costs and non-cash asset impairments, were recorded in the following financial statement lines within the condensed consolidated statements of net loss and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of Revenues	$233	$-	$393	$-
General and Administrative	$109	$-	$385	$-
Selling & Marketing	$108	$-	$251	$-
Research & Development	$-	$-	$19	$-

The following table summarizes activity in the liability related to the Company’s workforce reduction employee termination costs (in thousands):

Liability balance at December 31, 2021	$-
Charges	705
Payments	(445)
Liability balance at September 30, 2022	$260

All of the Company's restructuring liabilities as of September 30, 2022 relate to employee termination costs and all cash payments for those liabilities were disbursed in November 2022.

Note 11. Taxes

The Company’s provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that period. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on its deferred tax assets as it is more likely than not that some, or all, of the Company’s deferred tax assets will not be realized. There was no income tax benefit for the three and nine months ended September 30, 2022 and 2021, respectively.

Deferred tax assets and liabilities are determined based upon the differences between the unaudited condensed consolidated financial statements carrying amounts and the tax basis of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. The Company has provided a full valuation allowance against the net deferred tax assets as the Company has determined that it was more likely than not that the Company would not realize the benefits of federal and state net deferred tax assets.

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

The reconciliation of the numerator and denominator for the basic and diluted earnings calculations for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Income (loss) available to common stockholders per share:
Net loss	$(22,178)	$(17,093)	$(88,965)	$(44,984)
Weighted average common shares outstanding:
Basic and Diluted	76,670,955	41,686,939	71,368,336	41,341,537
Net loss per share - Basic and Diluted	$(0.29)	$(0.41)	$(1.25)	$(1.09)

The computation of diluted net loss per share excluded approximately 44 million and 11 million securities in 2022 and 2021, respectively, because their inclusion would have had an anti-dilutive effect on net loss per share

Note 13. Fair Value Measurements

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 by level within the fair value hierarchy are as follows:

	September 30, 2022
(in thousands)	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Cash sweep accounts	$21,391	$-	$-
Public warrants	$269	$-	$-
Private placement warrants	$-	$215	$-

	December 31, 2021
(in thousands)	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
Cash sweep and money market accounts	$8,702	$-	$-
Related party derivative liability	$-	$-	$4,395
Legacy Fast Radius warrant liability	$-	$-	$2,968

There were no transfers between Level 1, 2 or 3 during the three and nine months ended September 30, 2022.

Fair Value of warrants issued to purchase Legacy Fast Radius Common Stock

The following table includes a summary of the changes in fair value of the liability classified warrants issued to purchase Legacy Fast Radius common stock measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Beginning balance	$-	$1,450	$2,014	$87
Additions	—	—	—	988
Change in fair value	—	347	(1,475)	722
Converted to common stock	—		(539)	—
Ending balance	$-	$1,797	$-	$1,797

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

Fair Value of warrants issued to purchase Legacy Fast Radius series A-3 preferred stock

The following table includes a summary of changes in fair value of the liability classified warrants issued to purchase Legacy Fast Radius series A-3 preferred stock measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Beginning balance	$-	$789	$954	$112
Additions	—	—	—	—
Change in fair value	—	127	(473)	804
Converted to common stock	—		(481)	—
Ending balance	$-	$916	$-	$916

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

Related Party Derivative Liability

The following table includes a summary of changes in fair value of the Company’s Related party derivative liabilities related to the convertible notes measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Beginning balance	$-	$2,409	$4,395	$-
Additions	—	549	—	2,964
Change in fair value	—	195	(30)	189
Converted to common stock	—	—	(4,365)	—
Ending balance	$-	$3,153	$-	$3,153

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

Legacy Fast Radius entered into a Discount Agreement in 2016 with UPS, which was amended in March 2017 and March 2019 (as amended, the "Discount Agreement"). Under the agreement, UPS performs advertising and brand marketing services for the Company. In exchange for the services, the Company has agreed to compensate UPS in the form of equity royalties which are determined based on 6% of the Company’s gross revenues. The Company determined this arrangement qualifies as a nonmonetary transaction within ASC 718. As of September 30, 2022 and December 31, 2021, the Company recognized $3.7 million and $2.5 million as a related party accrued liability on the condensed consolidated balance sheets. The Company recognized $400 thousand and $1.2 million, respectively, during the three and nine months ended September 30, 2022 and $191 thousand and $710 thousand, respectively, during the three and nine months ended September 30, 2021 in sales and marketing expense on its condensed consolidated statements of net loss and comprehensive loss.

Legacy Fast Radius entered into a warehouse rental agreement with UPS in January 2015. The Company leases space in a warehouse in Louisville, KY that is used for printing equipment, supplies, packages and shipping space. The Company paid $17 thousand and $52 thousand, respectively, in lease payments to UPS for the three and nine months ended September 30, 2022 and $17 thousand and $50 thousand, respectively, for the three and nine months ended September 30, 2021, respectively.

Legacy Fast Radius entered into a shipping service agreement with UPS in 2016 (as amended in both 2017 and 2019) for which the Company receives pickup and delivery services. The Company paid $146 thousand and $843 thousand, respectively, for the three and nine months ended September 30, 2022 and $429 thousand and $842 thousand, respectively, for the three and nine months ended September 30, 2021 in fees to UPS for shipping services.

Legacy Fast Radius entered into a sub-lease agreement with UPS in August 2018. The Company sub-leases office space from UPS in Singapore. The Company paid $2 thousand and $6 thousand, respectively, in the three and nine months ended September 30, 2022 and $2 thousand and $6 thousand, respectively, in the three and nine months ended September 30, 2021 in lease payments to UPS.

Energize Venture Fund & Ironspring Venture Fund

Energize Venture Fund LP (“Energize”) and Ironspring Venture Fund I, LP (“Ironspring”) have investments in the Company's Common Stock. On March 12, 2021, Legacy Fast Radius signed a convertible note agreement with Energize and Ironspring, which was funded on April 13, 2021. The Company received $7.6 million in proceeds related to these notes. The notes had a stated interest rate of 6% and an effective interest rate of 58%, with all principal and interest due at maturity. Interest expense recorded on the notes during the nine months ended September 30, 2022 was $228 thousand. The notes, including accrued and unpaid interest, were converted into Common Stock upon close of the Business Combination. Legacy Fast Radius also issued warrants to purchase 140,000 shares of Legacy Fast Radius common stock to holders of Energize that were converted into Common Stock upon the close of the Business Combination.

Drive Capital

Drive Capital has an investment in the Company's Common Stock. On August 24, 2021, Legacy Fast Radius signed a convertible note agreement with Drive Capital, which was funded on August 24, 2021. Legacy Fast Radius received $3.0 million in proceeds related to these notes. The notes had a stated interest rate of 6% and an effective interest rate of 17%, with all principal and interest due at maturity. Interest expense recorded on the notes during the nine months ended September 30, 2022 was $41 thousand. The notes, including accrued and unpaid interest, were converted into Common Stock upon close of the Business Combination.

ECP Holdings

On October 26, 2021, Legacy Fast Radius signed a convertible note agreement with Energy Capital Partners Holdings LP (“ECP Holdings”), an affiliate of ENNV, which was funded on October 26, 2021. Legacy Fast Radius received $7.0 million in proceeds related to these notes. The notes have a stated interest rate of 6% and an effective interest rate of 16%, with all principal and interest due at maturity. Interest expense recorded on the notes during the nine months ended September 30, 2022 was $92 thousand. The notes, including accrued and unpaid interest, were converted into Common Stock upon close of the Business Combination.

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

Note 15. Subsequent Events

On October 25, 2022, Legacy Fast Radius and UPS entered into a Termination Agreement (the “UPS Termination Agreement”) pursuant to which the parties mutually agreed to terminate the Discount Agreement, with such termination effective as of October 25, 2022.

Under the Discount Agreement, Legacy Fast Radius had agreed to compensate UPS in the form of equity royalties or a quarterly cash payment equal to six percent (6%) of Legacy Fast Radius' gross revenues up to an aggregate cumulative maximum of approximately $7.6 million in exchange for UPS agreeing to exclusively promote Legacy Fast Radius in its sales and marketing efforts as UPS’s exclusive on-demand manufacturing partner. UPS also owns in excess of 10% of the Company’s outstanding Common Stock. As of

September 30, 2022, the Company recognized $3.7 million as a related party accrued liability on its condensed consolidated balance sheet in respect of the Discount Agreement.

Pursuant to the UPS Termination Agreement and in settlement of all past and future liabilities that would have been owed under the Discount Agreement, Legacy Fast Radius will transfer and convey to UPS an amount equal to $1.5 million within three days after the consummation of any sale of (i) all or a majority of the equity of Legacy Fast Radius or (ii) all or a majority of Legacy Fast Radius' assets. The Termination Agreement also included a mutual release, pursuant to which Legacy Fast Radius and UPS each released the other from any claims and liabilities under the Discount Agreement.

On October 31, 2022, the Company entered into (i) a Third Amendment to Loan and Security Agreement (the “SVB Amendment”) with Silicon Valley Bank (“SVB”), which, among other things, amended that certain Loan and Security Agreement, dated as of December 29, 2020 (as amended, the “SVB Credit Agreement”), by and between Legacy Fast Radius and SVB and (ii) a Third Amendment to Loan and Security Agreement (the “SVB Capital Amendment” and, together with the SVB Amendment, the “Amendments”) with SVB Innovation Credit Fund VIII, L.P. (“SVB Capital” and, together with SVB, the “Lenders”), which, among other things, amended that certain Loan and Security Agreement, dated as of September 10, 2021 (as amended, the “SVB Capital Credit Agreement” and, together with the SVB Credit Agreement, the “Credit Agreements”), by and between Legacy Fast Radius and SVB Capital.

The Amendments amended the Credit Agreements to, among other things, defer the payment of principal otherwise due under the Credit Agreements on November 1, 2022, in the aggregate amount of $2.6 million.

On November 7, 2022, the Debtors filed the Bankruptcy Petitions under Chapter 11 of the Bankruptcy Code. The filing was made in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 Cases are being jointly administered under the caption In re Fast Radius, Inc., et al., Case No. 22-11051.

The Debtors will continue their operations in the ordinary course of business as debtors-in-possession and pursue a structured sale of their assets pursuant to a competitive bidding and auction process. On November 9, 2022, the Bankruptcy Court entered orders approving a variety of “first day” relief for the Debtors, including authority to: (a) continue using their existing cash management system, (b) pay prepetition wages, compensation and employee benefits, (c) use cash collateral, (d) maintain existing insurance policies and pay related obligations, (e) pay certain prepetition taxes, (f) provide adequate assurance of payment to their utility providers, and (g) pay certain prepetition claims of certain vendors.

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the date of the Bankruptcy Petitions. Accordingly, although the filing of the Bankruptcy Petitions triggered defaults on the Debtors’ debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.

The filing of the Bankruptcy Petitions constituted an event of default that accelerated certain of the Company’s debt obligations. However, under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of the default.

In advance of the filing of the Chapter 11 Cases, counterparties agreed to waive approximately $11 million of deferred fees associated with the Business Combination that were recognized as liabilities on the condensed consolidated balance sheet as of September 30, 2022.

Additionally in November 2022, the Company purchased a customary directors and officers insurance "tail" policy for approximately $5.2 million in advance of the filing of the Chapter 11 Cases.

As disclosed in Note 10, the Company approved a cost optimization initiative that included a workforce reduction. Related to these actions, the Company made one-time payments of approximately $2 million in November 2022 to remaining employees in order to retain and motivate these employees.

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

Overview

We are a cloud manufacturing and digital supply chain company. We are headquartered in Chicago with offices in Atlanta, Louisville, and Singapore and micro-factories in Chicago and at the UPS Worldport facility in Louisville, Kentucky.

We have built and are scaling a Cloud Manufacturing Platform which includes both physical infrastructure – Fast Radius micro-factories and third-party supplier factories – and a proprietary software layer. Our Cloud Manufacturing Platform supports engineers, product developers, and supply chain professionals across the product design and manufacturing lifecycle.

We offer a wide range of manufacturing technologies, including additive manufacturing (often referred to as 3D printing), CNC machining, injection molding, sheet metal, urethane casting, and other manufacturing methods. We offer these manufacturing capabilities through our own micro-factories as well as a network of curated third-party suppliers.

Recent Developments

Voluntary Filing Under Chapter 11

On November 7, 2022, we filed the Bankruptcy Petitions under Chapter 11 of the Bankruptcy Code. The filing was made in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 Cases are being jointly administered under the caption In re Fast Radius, Inc., et al., Case No. 22-11051 (the "Chapter 11 Cases"). Documents and other information related to the Chapter 11 proceedings is available free of charge online at https://cases.stretto.com/fastradius.

We will continue our operations in the ordinary course of business as debtors-in-possession and pursue a structured sale of our assets pursuant to a competitive bidding and auction process. On November 9, 2022, the Bankruptcy Court entered orders approving a variety of “first day” relief for the Debtors, including authority to: (a) continue using our existing cash management system, (b) pay prepetition wages, compensation and employee benefits, (c) use cash collateral, (d) maintain existing insurance policies and pay related obligations, (e) pay certain prepetition taxes, (f) provide adequate assurance of payment to our utility providers, and (g) pay certain prepetition claims of certain vendors.

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against us or our property to recover, collect or secure a claim arising prior to the date of the Bankruptcy Petitions. Accordingly, although the filing of the Bankruptcy Petitions triggered defaults on our debt obligations, creditors are stayed from taking any actions against us as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all of our pre-petition liabilities are subject to settlement under the Bankruptcy Code.

The filing of the Bankruptcy Petitions constituted an event of default that accelerated certain of our debt obligations. However, under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against us as a result of the default.

For the duration of the Chapter 11 Cases, our operations are subject to the risks and uncertainties associated with the Chapter 11 process as described in Item 1A. “Risk Factors.” As a result of these risks and uncertainties, the amount and composition of our assets and liabilities could be significantly different following the outcome of the Chapter 11 Cases, and the description of our operations, properties and liquidity and capital resources included in this Quarterly Report may not accurately reflect our operations, properties and liquidity and capital resources following the Chapter 11 Cases.

Nasdaq Delisting

On November 9, 2022, we received written notice (the “Delisting Notice”) from the staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, as a result of the Bankruptcy Petitions and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, the staff of Nasdaq had determined that our Common Stock and warrants to purchase Common Stock (the “Securities”) will be delisted from Nasdaq. In addition, as previously disclosed, on June 9, 2022, we received written notice (the “Bid Price Notice”) from Nasdaq notifying the Company that it was not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. In the Delisting Notice, the staff of Nasdaq referenced concerns about the Company’s ability to sustain compliance with all requirements for continued listing on Nasdaq, specifically referencing that certain Bid Price Notice.

Trading of the Securities will be suspended at the opening of business on November 18, 2022 and a Form 25-NSE will be filed with the SEC, which will remove the Securities from listing on Nasdaq.

As a result, the Securities are expected to begin trading exclusively on the over-the-counter (“OTC”) market on November 18, 2022. On the OTC market, shares of the Company’s Common Stock and warrants, which previously traded on the Nasdaq under the symbols FSRD and FSRDW, respectively, are expected to trade under the symbols FSRDQ and FSRDWQ, respectively.

Restructuring

In June 2022, our Board of Directors approved a cost optimization initiative that includes a workforce reduction of approximately 20% (including the elimination of open roles). In November 2022, our Board of Directors approved an additional workforce reduction. The purpose of the workforce reductions was to streamline our operational structure, reducing our operating expenses and managing our cash flows. We commenced workforce reductions in the second quarter of 2022 and completed these actions in the fourth quarter of 2022. Related to these actions, we made one-time payments of approximately $2 million in November 2022 to remaining employees in order to retain and motivate these employees. We are also conducting a facility rationalization assessment and assessing other operational savings measures.

In the nine months ended September 30, 2022, we incurred costs of $1.0 million related to these actions, of which approximately $343 thousand were related to non-cash asset impairments and the remainder were cash severance costs. We continue to pursue cost savings initiatives and, to the extent further cost savings opportunities are identified, we may incur additional restructuring and related charges in future periods.

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

COVID-19 pandemic

In March 2020, the World Health Organization declared the outbreak of the new strain of the coronavirus (“COVID-19”) to be a pandemic. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal, state and foreign governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes, and closure of non-essential businesses. To protect the health and well-being of its employees, suppliers, and customers, the Company previously made substantial modifications to employee travel policies, implemented office closures as employees were advised to work from home, and cancelled or shifted its conferences and other events to virtual-only. The COVID-19 pandemic has impacted and may continue to impact the Company’s business operations, including its employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of the pandemic’s continued effects over time. In particular, the COVID-19 virus continues to surge in various parts of the world, including China, and such surges have impacts on the Company’s suppliers and may cause supply chain issues, parts shortages and delayed shipping times. COVID-19 and other similar outbreaks, epidemics or pandemics could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and prospects as a result of any of the risks described above and other risks that the Company is not able to predict.

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

Results of Operations

Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021

The following table sets forth a summary of our consolidated results of operations, as well as the dollar and percentage change for the period:

	For the Three Months Ended September 30,
(in thousands)	2022	2021	Change ($)	Change (%)
Revenues	$7,072	$4,916	$2,156	44%
Cost of revenues (1)	6,372	7,049	(677)	-10%
Gross Profit	700	(2,133)	2,833	n/m
Operating expenses
Sales and marketing (1)	3,674	6,583	(2,909)	-44%
General and administrative (1)	15,162	6,006	9,156	152%
Research and development (1)	2,255	461	1,794	389%
Total operating expenses	21,091	13,050	8,041	62%
Loss from Operations	(20,391)	(15,183)	(5,208)	34%
Change in fair value of warrants	690	(474)	1,164	n/m
Change in fair value of derivatives	-	(195)	195	n/m
Interest income and other income (expense), net	126	(3)	129	n/m
Interest expense, including amortization of debt issuance costs	(2,603)	(1,238)	(1,365)	110%
Loss before income taxes	(22,178)	(17,093)	(5,085)	30%
Provision for income taxes	-	-	—	n/m
Net Loss	$(22,178)	$(17,093)	$(5,085)	30%
(1) Includes stock-based compensation, as follows:

Cost of Revenues	$34	$6	$28	467%
General and Administrative	1,771	185	1,586	857%
Selling and Marketing	232	26	206	792%
Research & Development	522	25	497	1988%
Total	$2,559	$242	$2,317	957%

Revenues

Revenues increased 44% from $4.9 million to $7.1 million for the three months ended September 30, 2022 compared to the prior-year period. The increase in 2022 was attributable to sales from new customers and an increase in revenue from existing customers.

Cost of Revenues

Cost of revenues decreased 10% from $7.0 million to $6.4 million for the three months ended September 30, 2022 compared to the prior-year period. The decrease in cost of revenues was primarily attributable to costs incurred in the prior year for a contract that did not meet the requirements under U.S. GAAP to record the related revenue.

Operating Expenses

Sales and Marketing

Sales and marketing expenses decreased 44% from $6.6 million to $3.7 million for the three months ended September 30, 2022 compared to the prior-year period. The decrease in sales and marketing expenses in 2022 was attributable to decreased spend related to online advertising and marketing and promotional activities and a reduction in organizational headcount.

General and Administrative

General and administrative expenses increased 152% from $6.0 million to $15.2 million for the three months ended September 30, 2022 compared to the prior-year period. The increase in general and administrative expense in 2022 was attributable to an expense of $2.0 million we recorded for our software subscription agreement with Palantir as well as higher stock compensation expense of $1.6 million. Additionally, we incurred incremental legal, consulting and accounting costs to support our growth, including costs related with being a publicly-traded company.

Research and Development

Research and development expenses increased 389% from $0.5 million to $2.3 million for the three months ended September 30, 2022 compared to the prior-year period. The $2.3 million of research and development expenses for the three months ended September 30, 2022 included $3.3 million of gross research and development expenses, primarily related to our Cloud Manufacturing Platform, that was offset by $1.0 million of internal-use software costs that were capitalized. The $0.5 million of research and development expenses for the three months ended September 30, 2021 included $4.1 million of gross research and development expenses, primarily related to our Cloud Manufacturing Platform, that was offset by $3.6 million of internal-use software costs that were capitalized. The decrease in gross spend in 2022 is attributable to a reduction in organizational headcount.

Change in fair value of warrants

The income recorded in 2022 was attributable to mark to market adjustments on warrant liabilities and was attributable to a decrease in our enterprise valuation.

Interest income and other income

The increase in interest income was primarily attributable to an increase in our average money market account balance in 2022 as compared to 2021 due to the proceeds received from the Business Combination and higher interest rates.

Interest expense, including amortization of debt issuance costs

The increase in interest expense was primarily attributable to higher outstanding debt levels in 2022 compared to 2021 and higher interest rates associated with variable rate debt. Additionally, we expensed the remaining unamortized issuance costs associated with our debt obligation in 2022 as a result of the Bankruptcy Petitions. Refer to Note 5 for additional information related to indebtedness.

Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021

The following table sets forth a summary of our consolidated results of operations, as well as the dollar and percentage change for the period:

	For the Nine Months Ended September 30,
(in thousands)	2022	2021	Change ($)	Change (%)
Revenues	$20,609	$13,579	$7,030	52%
Cost of revenues (1)	19,016	14,077	4,939	35%
Gross Profit	1,593	(498)	2,091	n/m
Operating expenses
Sales and marketing (1)	15,887	15,335	552	4%
General and administrative (1)	68,104	22,501	45,603	203%
Research and development (1)	7,484	3,148	4,336	138%
Total operating expenses	91,475	40,984	50,491	123%
Loss from Operations	(89,882)	(41,482)	(48,400)	117%
Change in fair value of warrants	7,311	(1,526)	8,837	n/m
Change in fair value of derivatives	30	(189)	219	n/m
Interest income and other income (expense), net	156	-	156	n/m
Interest expense, including amortization of debt issuance costs	(6,580)	(1,787)	(4,793)	268%
Loss before income taxes	(88,965)	(44,984)	(43,981)	98%
Provision for income taxes	-	-	—	n/m
Net Loss	$(88,965)	$(44,984)	$(43,981)	98%
(1) Includes stock-based compensation, as follows:

Cost of Revenues	$176	$10	$166	1660%
General and Administrative	21,150	555	20,595	3711%
Selling and Marketing	1,611	63	1,548	2457%
Research & Development	2,552	72	2,480	3444%
Total	$25,489	$700	$24,789	3541%

Revenues

Revenues increased 52% from $13.6 million to $20.6 million for the nine months ended September 30, 2022 compared to the prior-year period. The increase in 2022 was attributable to sales from new customers and an increase in revenue from existing customers.

Cost of Revenues

Cost of revenues increased 35% from $14.1 million to $19.0 million for the nine months ended September 30, 2022 compared to the prior-year period. The increase in cost of revenues was primarily attributable to the increase in revenues. Additionally, cost of revenues was impacted by an investment we made in a new CNC manufacturing facility in 2021, which was running at low utilization. Partially offsetting the current-year increase was costs incurred in the prior year for a contract that did not meet the requirements under U.S. GAAP to record the related revenue.

Operating Expenses

Sales and Marketing

Sales and marketing expenses increased 4% from $15.3 million to $15.9 million for the nine months ended September 30, 2022 compared to the prior-year period. The increase in sales and marketing expenses in 2022 was attributable to increases in spend related to organizational headcount growth within the function during the first six months of the year. Additionally, we recorded incremental stock compensation expense in the first quarter of 2022 as our outstanding restricted stock units ("RSUs") included a performance condition that became probable upon the closing of the Business Combination. Partially offsetting those increases was a reduction in spend related to online advertising and marketing and promotional activities

General and Administrative

General and administrative expenses increased 203% from $22.5 million to $68.1 million for the nine months ended September 30, 2022 compared to the prior-year period. The most significant increase in 2022 was attributable to incremental stock compensation expense in the first quarter of 2022 as our outstanding RSUs included a performance condition that became probable upon the closing of the Business Combination and cash bonuses paid to certain employees that were contingent on the closing of the Business Combination. Additionally, we recorded expense of approximately $9.9 million in 2022 related to our software subscription agreement with Palantir. We also recorded an expense of $452 thousand in 2022 associated with the commitment fee shares issued to Lincoln Park as part of the

Purchase Agreement. Finally, we incurred incremental legal, consulting and accounting costs to support our growth, including costs related to the Business Combination, and new costs associated with being a publicly-traded company.

Research and Development

Research and development expenses increased 138% from $3.1 million to $7.5 million for the nine months ended September 30, 2022 compared to the prior-year period. The $7.5 million of research and development expenses for the nine months ended September 30, 2022 included $10.6 million of gross research and development expenses, primarily related to our Cloud Manufacturing Platform, that was offset by $3.1 million of internal-use software costs that were capitalized. The $3.1 million of research and development expenses for the nine months ended September 30, 2021 included $5.0 million of gross research and development expenses, primarily related to our Cloud Manufacturing Platform, that was offset by $1.9 million of internal-use software costs that were capitalized. The increase in gross spend in 2022 is attributable to our continued focus on developing the Cloud Manufacturing Platform. Additionally, we recorded incremental stock compensation expense in the first quarter of 2022 as our outstanding RSUs included a performance condition related to the closing of the Business Combination.

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

Interest income and other income

The increase in interest income was primarily attributable to an increase in our average money market account balance in 2022 as compared to 2021 due to the proceeds received from the Business Combination and higher interest rates.

Interest expense, including amortization of debt issuance costs

The increase in interest expense was primarily attributable to higher outstanding debt levels in 2022 compared to 2021 and higher interest rates associated with variable rate debt. Additionally, we expensed the remaining unamortized issuance costs associated with our debt obligation in 2022 as a result of the Bankruptcy Petitions. Refer to Note 5 for additional information related to indebtedness.

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

Restructuring costs are non-recurring expenses associated with our cost optimization initiative that includes a workforce reduction of approximately 20% and other related expenses.

Transaction costs are non-recurring costs for advisory, consulting, accounting and legal expenses in connection with the Business Combination as well as certain bonuses to employees that were contingent on the closing of the Business Combination. Additionally, we have incurred additional non-recurring expenses in the third quarter of 2022 related to our efforts to secure additional capital to fund our operations.

The following table provides a reconciliation of net loss, the most closely comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(22,178)	$(17,093)	$(88,965)	$(44,984)
Interest expense	2,603	1,238	6,580	1,787
Income tax expense (benefit), net	-	-	-	-
Depreciation and amortization	682	496	2,050	1,029
EBITDA	(18,893)	(15,359)	(80,335)	(42,168)
Stock compensation expense	2,559	242	25,489	700
Change in fair value of warrant liability	(690)	474	(7,311)	1,526
Change in fair value of derivative liability	-	195	(30)	189
Common stock commitment fee	-	-	452	-
Restructuring costs	450	-	1,048	-
Transaction costs	1,581	365	7,145	3,914
Adjusted EBITDA	(14,993)	(14,083)	(53,542)	(35,839)

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations, including debt and other liabilities, and other commitments, with cash flows from operations and other sources of funding. Our current liquidity needs include the working capital to support the purchase of custom component parts from our third-party supplier partners on behalf of our customers. In many cases, we pay our suppliers prior to being paid by our customers, resulting in a need for working capital. We also consume cash through other initiatives, including sales and marketing expenses and development of our Cloud Manufacturing Platform. Additionally, we consume cash for additional expenses as a public company for, among other things, D&O liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees. In November 2022, we purchased an additional D&O insurance policy for approximately $5.2 million.

We had $21 million in cash and cash equivalents as of September 30, 2022. On November 7, 2022, we filed the Bankruptcy Petitions under Chapter 11 of the Bankruptcy Code. The filing was made in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 Cases are being jointly administered under the caption In re Fast Radius, Inc., et al., Case No. 22-11051 (the "Chapter 11 Cases"). Documents and other information related to the Chapter 11 proceedings is available free of charge online at https://cases.stretto.com/fastradius.

We will continue our operations in the ordinary course of business as debtors-in-possession and pursue a structured sale of our assets pursuant to a competitive bidding and auction process. On November 9, 2022, the Bankruptcy Court entered orders approving a variety of “first day” relief for the Debtors, including authority to: (a) continue using our existing cash management system, (b) pay prepetition wages, compensation and employee benefits, (c) use cash collateral, (d) maintain existing insurance policies and pay related obligations, (e) pay certain prepetition taxes, (f) provide adequate assurance of payment to our utility providers, and (g) pay certain prepetition claims of certain vendors.

Subject to certain exceptions, under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against us or our property to recover, collect or secure a claim arising prior to the date of the Bankruptcy Petitions. Accordingly, although the filing of the Bankruptcy Petitions triggered defaults on our debt obligations, creditors are stayed from taking any actions against us as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all of our pre-petition liabilities are subject to settlement under the Bankruptcy Code.

The filing of the Bankruptcy Petitions constituted an event of default that accelerated certain of our debt obligations. However, under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against us as a result of the default.

For the duration of the Chapter 11 Cases, our operations are subject to the risks and uncertainties associated with the Chapter 11 process as described in Item 1A. “Risk Factors.” As a result of these risks and uncertainties, the amount and composition of our assets and liabilities could be significantly different following the outcome of the Chapter 11 Cases, and the description of our operations, properties and liquidity and capital resources included in this Quarterly Report may not accurately reflect our operations, properties and liquidity and capital resources following the Chapter 11 Cases.

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

For the nine months ended September 30, 2022, we recognized $20.6 million in revenue, and had net losses of approximately $89.0 million. Extrapolating these results for the remainder of fiscal year 2022, we expect that our revenue for fiscal year 2022 will be less than our projected $104 million and our net loss for fiscal year 2022 will be greater than our projected $64 million that we provided to ENNV in connection with ENNV’s evaluation of the Business Combination. The anticipated lower revenue, and anticipated higher net operating loss, for fiscal year 2022 is expected to have a negative impact on our cash and cash equivalents position. As this trend was also applicable to our results earlier in the year, in connection with announcing the Company’s financial results for the quarter ended June 30, 2022, we revised our outlook for the year ended December 31, 2022.

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

The impact of these reductions in our planned growth investments in the nine months ended September 30, 2022, coupled with the increased cost associated with acquiring customers as a result of our competitors’ increased customer acquisition spend, had a direct impact to our revenue, which is reflected by our results for the nine months ended September 30, 2022. If we had obtained significantly higher proceeds from the Business Combination sooner, we believe we would have been able to further accelerate our growth investments in the nine months ended September 30, 2022, and throughout 2022, which we believe would have enabled us to achieve higher revenue for fiscal year 2022.

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

Indebtedness and Effect of Resales

As of September 30, 2022, we had $26.8 million in debt outstanding.

On February 4, 2022, the 2021 SVB Loan was amended to extend the maturity date from the Closing Date to April 3, 2023 and required payment of $2.0 million of the $20.0 million outstanding principal balance upon consummation of the Business Combination. This amendment also added the original $0.8 million fee due at the SPAC closing to the amended loan’s outstanding principal balance, deferring its repayment until maturity. In exchange for the extension of the loan, we will pay an additional fee of $2.1 million due at maturity. We made six interest-only monthly payments beginning March 1, 2022 and paid $2.4 million in monthly principal plus interest on September 1, 2022 and October 1, 2022.

On October 31, 2022, we entered into (i) a Third Amendment to Loan and Security Agreement (the “SVB Amendment”) with Silicon Valley Bank (“SVB”), which, among other things, amended that certain Loan and Security Agreement, dated as of December 29, 2020 (as amended, the “SVB Credit Agreement”), by and between Legacy Fast Radius and SVB and (ii) a Third Amendment to Loan and Security Agreement (the “SVB Capital Amendment” and, together with the SVB Amendment, the “Amendments”) with SVB Innovation Credit Fund VIII, L.P. (“SVB Capital” and, together with SVB, the “Lenders”), which, among other things, amended that certain Loan and Security Agreement, dated as of September 10, 2021 (as amended, the “SVB Capital Credit Agreement” and, together with the SVB Credit Agreement, the “Credit Agreements”), by and between Legacy Fast Radius and SVB Capital.

The Amendments amended the Credit Agreements to, among other things, defer the payment of principal otherwise due under the Credit Agreements on November 1, 2022, in the aggregate amount of $2.6 million.

The filing of the Bankruptcy Petitions constituted an event of default that accelerated certain of our debt obligations. However, under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against us as a result of the default.

Additionally, on February 4, 2022, as part of the closing of the Business Combination, the related party convertible notes that had a carrying value of $12.5 million as of December 31, 2021 were converted into Common Stock.

15,516,639 ENNV liability-classified warrants were also assumed as part of the Business Combination with a carrying and fair value of $0.5 million as of September 30, 2022. Finally, certain other transaction costs associated with, and liabilities assumed as a result of, the Business Combination totaling approximately $11 million were unpaid and recognized as liabilities on our condensed consolidated balance sheet as of September 30, 2022. In advance of the filing of the Chapter 11 Cases, counterparties agreed to waive these fees.

On October 25, 2022, Legacy Fast Radius and UPS entered into a Termination Agreement (the “Termination Agreement”) pursuant to which the parties mutually agreed to terminate that certain Amended and Restated Discount Agreement, dated as of March 21, 2019, by and between Legacy Fast Radius and UPS (as amended, the “Discount Agreement”), with such termination effective as of October 25, 2022.

Under the Discount Agreement, Legacy Fast Radius had agreed to compensate UPS in the form of equity royalties or a quarterly cash payment equal to six percent (6%) of Legacy Fast Radius' gross revenues up to an aggregate cumulative maximum of approximately $7.6 million in exchange for UPS agreeing to exclusively promote Legacy Fast Radius in its sales and marketing efforts as UPS’s exclusive on-demand manufacturing partner. UPS also owns in excess of 10% of the Company’s outstanding Common Stock. As of September 30, 2022, the Company recognized $3.7 million as a related party accrued liability on its condensed consolidated balance sheet in respect of the Discount Agreement.

Pursuant to the Termination Agreement and in settlement of all past and future liabilities that would have been owed under the Discount Agreement, Legacy Fast Radius will transfer and convey to UPS an amount equal to $1.5 million within three days after the consummation of any sale of (i) all or a majority of the equity of Legacy Fast Radius or (ii) all or a majority of Legacy Fast Radius' assets. The Termination Agreement also included a mutual release, pursuant to which Legacy Fast Radius and UPS each released the other from any claims and liabilities under the Discount Agreement.

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

We do not expect to rely on the cash exercise of Warrants to fund our operations. Instead, we intend to rely on our primary sources of cash discussed above to continue to support our operations. The exercise price of the Warrants is $11.50 per share and the closing price of our Common Stock was $0.10 as of November 9, 2022. Additionally, as discussed above, trading of our Securities will be suspended at the opening of business on November 18, 2022 and a Form 25-NSE will be filed with the SEC, which will remove our Securities from listing on Nasdaq. As a result, the Securities are expected to begin trading exclusively on the over-the-counter (“OTC”) market on November 18, 2022. Accordingly, we believe that it is currently unlikely that holders of the Warrants will exercise their Warrants. The likelihood that Warrant holders will exercise the Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. If the trading price for our Common Stock remains less than $11.50 per share, we believe holders of the Warrants will be unlikely to exercise their Warrants. There is no guarantee that the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and we may not receive any proceeds from the exercise of the Warrants. To the extent that any of the Warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of the Warrants will decrease.

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

Cash Flows

The following table sets forth a summary of cash flows for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used by operating activities	$(72,367)	$(34,306)
Net cash used by investing activities	$(3,730)	$(6,437)
Net cash generated by financing activities	$88,786	$33,702
Net increase (decrease) in cash flows	$12,689	$(7,041)

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2022 and 2021 was $72.4 million and $34.3 million, respectively. The increase in operating cash outflows in 2022 was partly due to higher operating losses in the current year. Additionally, we used a portion of the proceeds from the Business Combination described below in Financing Activities to make cash payments related to various transaction and other costs that became due as a result of the Business Combination.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2022 and 2021 was $3.7 million and $6.4 million, respectively. The decrease was attributable to new equipment purchased in the prior year coupled with the sale of certain equipment in the current year.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2022 and 2021 was $88.8 million and $33.7 million, respectively.

In 2022, we received proceeds from the Business Combination of approximately $97.5 million, net of transaction costs. A portion of those proceeds were used to settle debt obligations of $7.6 million and to pay various transaction and other expenses included in Operating Activities above. Additionally, we made payments of approximately $1.4 million related to deferred underwriting fees associated with the ENNV IPO in 2021 that were assumed as a result of the Business Combination. Refer to Note 3 of the condensed consolidated financial statements included elsewhere in this Report for additional information on the Business Combination.

In 2021, we received proceeds of $24.5 million from the issuance of term loans and $10.6 million from the issuance of convertible notes and warrants to related parties that was partially offset by the repayment of outstanding indebtedness of $0.8 million.

Contractual Obligations

Our contractual obligations consist primarily of debt liabilities and operating leases which impact our short-term and long-term liquidity and capital needs. The table below is presented as of September 30, 2022 and reflects interest rates as of that date.

	Payments Due By Period
(in thousands)	Total	2022	2023-2024	2025-2026	More than 5 years
Contractual obligations
Operating leases	$3,892	$545	$2,477	$870	$-
Debt	26,752	26,752	-	-	-
Interest on debt	492	492	-	-	-
Purchase commitments	10,125	5,625	2,250	2,250	-
Total contractual obligations	$41,261	$33,414	$4,727	$3,120	$-

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii).

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified the material weaknesses in our internal controls as noted above under "Evaluation of Disclosure Controls and Procedures."

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

Item 1A. Risk Factors.

An investment in our Securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our Securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

In the course of conducting our business operations, we are exposed to a variety of risks. Any of the risk factors we describe below have affected or could materially adversely affect our business, financial condition and results of operations. The market price of shares of our Common Stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Certain statements in these “Risk Factors” are forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”

We may not be able to continue as a going concern and holders of our Common Stock could suffer a total loss of their investment.

Substantial doubt exists about the Company’s ability to continue as a going concern. It is likely that our equity securities will be canceled and extinguished in connection with the Chapter 11 Cases, and that the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests.

Trading in our Common Stock and warrants during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. It is likely that our equity securities will be canceled or that holders of such equity will not receive any distribution with respect to, or be able to recover any portion of, their investments.

It is likely that our equity securities will be canceled, or that holders of such equity will not receive any distribution with respect to, or be able to recover any portion of, their investments. Any trading in our Common Stock and warrants during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our Common Stock or warrants. See “–We may not be able to continue as a going concern and holders of our Common Stock could suffer a total loss of their investment.”

We are subject to the risks and uncertainties associated with the Chapter 11 Cases.

During the Chapter 11 Cases, we plan to continue our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. As a consequence of filing the Chapter 11 Cases, we will be subject to the risks and uncertainties associated with bankruptcy. These risks include, but are not limited to, the following:

•
our ability to successfully develop, prosecute and consummate a Plan of sale under Section 363 of the Bankruptcy Code or with respect to the Chapter 11 Cases;
•
our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtors-in-possession;

•
the possibility that actions and decisions of our creditors and other third parties with interests in the Chapter 11 Cases may be inconsistent with our plans;
•
the high costs of bankruptcy proceedings and related fees, particularly if delays in the Chapter 11 Cases increase fees and costs;
•
our ability to motivate and retain key employees throughout the Chapter 11 Cases; and
•
our ability to maintain contracts that are critical to our operations.

Because of the risks and uncertainties associated with a voluntary filing for relief under Chapter 11 of the Bankruptcy Code and the related proceedings, we cannot accurately predict or quantify the ultimate impact that events that occur during the Chapter 11 Cases may have on ultimate recovery for stakeholders, including creditors. As mentioned above, it is likely that holders of our equity securities will not recover any portion of their investments.

If we are not able to obtain confirmation of a Plan, or if current liquidity is insufficient, we could be required to liquidate under Chapter 7 of the Bankruptcy Code.

If confirmation by the Bankruptcy Court of a Plan does not occur, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of claims and interests or upon the showing of cause, the Bankruptcy Court may convert our Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code.

We expect our Common Stock and warrants will be delisted from Nasdaq and experience the risks of trading in an over-the-counter market.

On November 9, 2022, we received notification from Nasdaq that our Common Stock and warrants are no longer suitable for listing on Nasdaq. Trading of our Common Stock and warrants will be suspended at the opening of business on November 18, 2022 and a Form 25-NSE will be filed with the SEC to delist our Common Stock and warrants from Nasdaq. The deregistration of our Common Stock and warrants under 12(b) of the Exchange Act will become effective 90 days, or such shorter period as the SEC may determine, after the filing date of the Form 25. Upon deregistration of our Common Stock and warrants under Section 12(b) of the Exchange Act, our Common Stock and warrants will remain registered under Section 12(g) of the Exchange Act.

Following the expected suspension and delisting, we anticipate that our Common Stock and warrants will begin trading on the OTC Pink Marketplace under the symbols “FSRDQ” and “FSRDWQ”, respectively on November 18, 2022. We can provide no assurance that our Common Stock and warrants will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our Common Stock and warrants on this market, whether the trading volume of our Common Stock and warrants will be sufficient to provide for an efficient trading market or whether quotes for our Common Stock and warrants will continue on this market in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our Common Stock and warrants. Furthermore, because of the limited market and generally low volume of trading in our Common Stock and warrants, the price of our Common Stock and warrants could be more likely to be affected by broad market fluctuations, general market conditions, changes in the markets’ perception of our securities, and announcements made by us or third parties with interests in the Chapter 11 Cases.

The pursuit of the Chapter 11 Cases has consumed, and will continue to consume, a substantial portion of the time and attention of our corporate management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

The requirements of the Chapter 11 Cases have consumed and will continue to consume a substantial portion of our corporate management’s time and attention and leave them with less time to devote to the operations of our business. This diversion of corporate management’s attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

We depend on a few highly skilled key employees to navigate the Chapter 11 Cases, and if we are unable to retain, manage, and appropriately compensate them, the outcome of the Chapter 11 Cases could be adversely affected.

Our ability to consummate a successful Plan is based on the continued service of our senior management team and other key employees, and on our ability to continue to motivate and appropriately compensate key employees. During the pendency of the Chapter 11 Cases, our employees will face considerable distraction and uncertainty, and we may experience increased levels of employee attrition. We may not be able to retain the services of our key employees in the future. If our key employees fail to work together effectively and to execute our plans and strategies, the Chapter 11 Cases could be prolonged or adversely affected.

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

Fast Radius, Inc.

Date: November 14, 2022	By:	/s/ Pat McCusker
Name: Pat McCusker
President and Interim Chief Financial Officer